Form 10-Q
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 1995-05-22
CIK 791452

FORM 10-Q




                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.   20549



Six Months ended March 31, 1995              Commission File Number
                                                  33-4682




                CAPITAL BUILDERS DEVELOPMENT PROPERTIES II,
                     A CALIFORNIA LIMITED PARTNERSHIP
          (Exact name of registrant as specified in its charter)

     California                                        77-0111643
State or other jurisdiction                       I.R.S. Employer
of organization                                   Identification No.

4700 Roseville Road, Suite 101, North Highlands, California
     95660(Address of Principal executive offices)


Registrant's telephone number, including area code:(916)331-8080


Former name, former address and former fiscal year, if changed since last year:
     Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.                Yes  X               No ___

         Capital Builders Development Properties II
             (A California Limited Partnership)

                                                    March 31  December 31
                                                        1995         1994
  ASSETS
    Cash and cash equivalents                       $484,129     $505,092
    Accounts receivable, net                         110,524      152,140
    Due from joint venture                         1,110,961    1,010,405
    Investment property, at cost,
      net of accumulated depreciation
      and amortization of $1,752,336
      and $1,716,603 at March 31, 1995
      and December 31, 1994, respec-
      tively, and a valuation allowance
      of $742,000                                  6,973,323    7,114,583

    Lease commissions, net of accumulated             86,666       86,536
      amortization of $110,120 and $105,443
      at March 31, 1995 and December 31,
      1994, respectively

    Other assets, net of accumulated
      amortization of $36,173 and
      $32,556 at March 31, 1995 and
      December 31, 1994, respectively                 41,115       41,214

            Total assets                          $8,806,718   $8,909,970

  LIABILITIES AND PARTNERS' EQUITY
    Note payable                                  $3,571,600   $3,576,940
    Accounts payable and accrued
      liabilities                                     13,558       13,981
    Tenant deposits                                   56,225       55,060

            Total liabilities                      3,641,383    3,645,981

    Share of joint venture deficit                   345,754      290,314

    Partners' Equity:
      General partner                               (47,635)     (46,094)
      Limited partners                             4,867,216    5,019,769

            Total partners' equity                 4,819,581    4,973,675
    Commitments and contingencies

    Total liabilities and Partner's Equity        $8,806,718   $8,909,970

  See accompanying notes to the financial statements.

                     STATEMENT OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31

                                                        1995         1994
  Revenues
    Rental and other income                         $250,291     $222,371
    Interest income                                   31,749       20,214

            Total revenues                           282,040      242,585
  Expenses
    Operating expenses                                56,359       51,330
    Repairs and maintenance                           31,344       25,021
    Property taxes                                    16,456       17,738
    Interest                                          92,117       67,551
    General administrative                            40,155       43,854
    Depreciation and
      amortization                                   164,264      206,692

            Total expenses                           400,695      412,186

    Loss before joint venture                      (118,655)    (169,601)

    Loss on investment in joint venture             (35,440)     (31,608)

  Net income (loss)                                (154,095)    (201,209)

  Allocated to general partners                      (1,541)      (2,012)

  Allocated to limited partners                   ($152,554)   ($199,197)

  Net loss per limited partnership unit              ($6.62)       ($8.65)

  Average units outstanding                           23,030       23,030

  See accompanying notes to the financial statements

            Capital Builders Development Properties II
               (A California Limited Partnership)

                       STATEMENTS OF CASH FLOWS
                     THREE MONTHS ENDED MARCH 31
                                                        1995         1994
  Cash flows from operating activities:
    Net income (loss)                             ($154,095)   ($201,209)
      Adjustments to reconcile net loss
        to cash flow used in operating
        activities:
    Depreciation and amortization                    164,264      206,692
    Loss on joint venture investment                  35,440       31,608
    Changes in assets and liabilities
      Decrease in accounts receivable
        receivable                                    41,616       23,822
      Increase in leasing commissions               (14,158)      (5,654)
      Increase in other assets                       (3,518)     (19,757)
      (Decrease)/Increase in accounts payable
        and accrued liabilities                        (423)        5,442
      Increase in tenant deposits                      1,165          846

  Net cash provided by operating activities           70,291       41,790

  Cash flows from investing activities:
    Advances to joint venture                      (100,556)      (5,287)
    Improvements to investment properties            (5,358)     (22,231)
    Distribution from joint venture                   20,000        5,600

  Net cash used in investing activities
                                                    (85,914)     (21,918)

  Cash flows from financing activities:
    Payments of debt                                 (5,340)      (5,340)

  Net cash provided by financing activities
                                                     (5,340)      (5,340)

  Net (decrease)/increase in cash                   (20,963)       14,532

  Cash, beginning of period                          505,092      824,405

  Cash, end of period                               $484,129     $838,937

 See accompanying notes to the financial statements.

                Capital Builders Development Properties II
                    (A California Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
          ORGANIZATION

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Basis of Accounting

The financial statements of Capital Builders Development Properties II (The "Partnership") are prepared on the accrual basis of accounting and therefore revenue is recorded as earned and costs and expenses arerecorded as incurred.

Organization

Capital Builders Development Properties II, a California Limited
Partnership, is owned under the laws of the State of California. The Managing General Partner is Capital Builders, Inc., a California
corporation (CB).   The Associate General Partners are:  1) the sole
shareholder, President and Director of CB, 2) four founders of CB, two of which are members of the Board of Directors.

The Partnership is in the business of acquiring land for developing commercial properties for lease and eventual sale.

Investment Properties

The Partnership's investment property account consists of commercial land and buildings that are carried at the lower of cost, net of accumulated depreciation and amortization, or their net realizable value. Net realizable value is based upon an appraisal of the property by an independent appraiser and management's assessment of current market conditions. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives of three to forty years. The straight-line method of depreciation is followed for financial reporting purposes.

Other Assets

Included in other assets are loan fees. Loan fees are amortized over the life of the related note.

Lease Commissions

Lease commissions are being amortized over the related lease terms.

Income Taxes

The Partnership has no provision for income taxes since all income or losses are reported separately on the individual partners' tax returns.

Investment in Joint Venture

Partnership investments of 20 to 50 percent are accounted for by the equity method. Under this method, the investments are recorded at initial cost and increased for partnership income and decreased for partnership losses and distributions.

Net Loss per Limited Partnership Unit

The net loss per limited partnership unit is computed based on the weighted average number of units outstanding during the year of 23,030 in 1995 and 1994.

Statement of Cash Flows

For purposes of statement of cash flows, the Partnership considers all short-term investments with a maturity, at date of purchase, of three months or less to be cash equivalents.

NOTE 2 - RELATED PARTY EXPENSE REIMBURSEMENT AND FEE
          ARRANGEMENT

The Managing General Partner (Capital Builders, Inc.) and the Associate General Partners are entitled to reimbursement of expenses incurred on behalf of the Partnership and certain fees from the Partnership. These fees include: a portion of the sales commissions payable by the partnership with respect to the sale of the Partnership units; an acqui sition fee of up to 12.5 percent of gross proceeds from the sale of the Partnership units; a property management fee up to 6 percent of gross revenues realized by the Partnership with respect to its properties; a subordinated real estate commission of up to 3 percent of the gross sales price of the properties; and a subordinated 25 percent share of the Partnership's distributions of cash from sales or refinancing. The property management fee currently being charged is 5 percent of gross revenues collected.

All acquisition fees and expenses, all underwriting commissions, and all offering and organizational expenses which can be paid are limited to 20 percent of the gross proceeds from sales of partnership units provided the Partnership incurs no borrowing to develop its properties. However, these fees may increase to a maximum of 33 percent of the gross offering proceeds based upon the total acquisition and development costs, including borrowing. Since the formation of the partnership, 27.5% of these fees were paid to the partnership's related parties, leaving a remaining maximum of 5.5% ($633,325) of the gross offering proceeds. The ultimate amount of these costs will be determined once the properties are fully developed and leveraged.

The total management fees paid to the Managing General Partner were $12,147 and $11,330 for the three months ending March 31, 1995 and 1994, respectively, while total reimbursement of expenses were $35,987 and $42,766, respectively.

The Managing General Partner will reduce its future participation in proceeds from sales by an amount equal to the loss on the abandonment of option fees in 1988 ($110,000) and interest on the amount at a rate equal to that of the borrowed funds rate as determined by construction or permanent funds utilized by the Partnership.

NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account at March 31, 1995, and
December 31, 1994 are as follows:
                                         March 31,        December 31,
                                              1995                1994
Land                                    $2,774,392          $2,774,392
Building and Improvements                4,665,165           4,665,165
Tenant Improvements                      1,755,102           1,860,629
Investment property, at cost             9,194,659           9,300,186
Less:accumulated depreciation
     and amortization                  (1,752,336)         (1,716,603)
     valuation allowance                 (469,000)           (469,000)

    Investment property, net            $6,973,323          $7,114,583

NOTE 4 - DUE FROM JOINT VENTURE

The receivable represents funds advanced to Capital Builders Roseville Venture (Note 5) which earns interest at 10.5 and 7.5 percent at March 31, 1995 and 1994, approximately the same rate paid for similar borrowings.
The receivable includes $33,179 and $7,624 of accrued interest at March 31, 1995 and December 31, 1994, respectively. Interest income earned on the note was $25,555 and $15,349 for the three months ended March 31, 1995 and 1994, respectively. The receivable in unsecured and is due and payable on demand.


NOTE 5 - INVESTMENT IN JOINT VENTURE

The investment in joint venture represents a 40 percent equity interest in a joint venture with Capital Builders Development Property, a related partnership which has the same general partner. The investment is accounted for on the equity method.

The balance sheets of the joint venture as of March 31, 1995 and
December 31, 1994, are as follows:
                                              March 31,   December 31,
                                                   1995           1994
Assets
  Cash                                          $11,208        $ 1,738
  Accounts receivable                           108,116        111,546
  Land and buildings, net                     3,465,592      3,528,784
  Leasing commissions, net                       55,763         63,083
  Other assets, net                              34,667         37,274

     Total assets                            $3,675,346     $3,742,425

Liabilities and Equity
  Notes payable                              $4,490,160     $4,396,082
  Accounts payable and accrued
     liabilities                                      0         15,702
  Tenant deposits                                49,572         56,426
  Capital, CBDP                               (518,632)      (435,471)
  Capital, CBDP II                            (345,754)      (290,314)

     Total liabilities and equity            $3,675,346     $3,742,425

The Statement of Operations for joint venture for the years ended
March 31, are as follows:
                           Three Months Ended March 31

1995 1994
Revenues
  Rental income                               $ 157,639      $ 158,717
  Interest income                                   503            133

     Total income                               158,142        158,850

Expenses
  Operating expenses                             27,993         28,601
  Repairs and maintenance                        13,494         16,280
  Property taxes                                 10,861         10,581
  Interest                                      111,849         81,805
  General and administrative                      4,110          1,426
  Depreciation and amortization                  78,436         99,177

     Total expenses                             246,743        237,870
Net loss                                      $(88,601)     $ (79,020)


Capital Builders Development
 Properties II share of net loss              $(35,440)      $(31,608)

NOTE 6 - NOTE PAYABLE
The note payable represents a $3,625,000 mini-permanent loan which bears interest at the bank's prime rate (9.0 percent at March 31, 1995) plus 1 1/2 percent and is due October 25, 1997. Payments are monthly interest only with quarterly principal payments of $5,340 which is sufficient to amortize the loan over 30 years. The note is collateralized by a first deed of trust on Phase I land, building and improvements, and is guaranteed by the General Partner. The loan requires an average compensating balance of 7 percent of the outstanding commitment. The total reserve account and compensating balance included in cash and cash equivalents is $250,012 as of March 31, 1995.

NOTE 7 - RENTAL LEASES
The Partnership leases its properties under long term non-cancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the years ending December 31 are as follows:

               1995                       $840,699
               1996                        551,767
               1997                        408,691
               1998                        304,484
               1999 and thereafter         227,168
               Total                    $2,332,809

NOTE 8 - COMMITMENTS AND CONTINGENCIES
The Partnership is involved in litigation primarily arising in the normal course of its business. In the opinion of management, the Partnership's recovery of liability if any, under any pending litigation would not materially affect its financial condition or operations.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
The Partnership commenced operations on October 6, 1986 upon the sale of the minimum number of Limited Partnership Units. The Partnership's initial source of cash was from the sale of Limited Partnership Units. Through the offering of Units, the Partnership has raised $11,515,000 (represented by 23,030 Limited Partnership Units). Cash generated from the sale of Limited Partnership Units has been used to acquire land for the development of an office/industrial project and 40 percent interest in the development of an office project.

The Partnership's primary current sources of cash are from cash reserves and property rental income. As of March 31, 1995, the Partnership had $484,129 in cash reserves.

It is the Partnership's investment goal to utilize existing capital resources for the continued lease up (tenant improvements and leasing commissions) and further development of its investment properties. Funds for these improvements will come from existing cash reserves, property income, or from additional borrowings. It is estimated that the remaining lease up of the currently developed investment property will cost approximately $39,100.

The Partnership's ability to maintain or improve cash flow is dependent upon its ability to maintain and improve the occupancy of its investment properties. The Partnership's financial resources appear to be adequate to meet current year's obligations and no adverse change in liquidity is foreseen.

Results of Operations

The Partnership's total revenues increased by $39,455 (16.3%) for the three months ended March 31, 1995 as compared to March 31 1994, while expenses decreased by $11,491 (2.8%). In addition, the loss on the investment in joint venture increased by $3,832 in 1995 compared to 1994, all resulting in a decrease in net loss of $47,114 (23.4%) for the three months ended March 31, 1995 as compared to March 31, 1994.

The increase in revenues is primarily due to an increase in occupancy. Approximately 14,200 square feet of office and industrial space has been leased since the first quarter of 1994.

Expenses decreased for the three months ended March 31, 1995 as compared to March 31, 1994 due to the net effect of:

a) $5,029 (9.8%) increase in operating expenses due to an increase in occupancy, b) $6,323 (25.3%) increase in repairs and maintenance expenses due to an increase in suite turnover costs (carpet replacement and repainting of suites) and an increase in roof leak repairs, c) $24,566 (9.6%) increase in interest due to the increase in the lending bank's prime rate of 3%, d) $3,329 (7.6%) decrease in general and administrative expenses due to continual cost cutting programs, and e) $42,428 (20.5%) decrease in depreciation and amortization is due to an adjustment made in the first quarter of 1994 that resulted from a change in accounting estimate of the useful life of tenant improvement costs.

                        PART II - OTHER INFORMATION

Item 1 - Legal Proceeding: The Partnership is not a party to, nor is the Partnership's property the subject of, any material pending legal proceedings.

Item 2  - Not applicable

Item 3  - Not applicable

Item 4  - Not applicable

Item 5  - Not applicable

Item 6  - Exhibits and Reports on Form 8-K

        (a)    Exhibits - None
        (b)    Reports on Form 8-K - None


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned, hereunto dully authorized.

CAPITAL BUILDERS DEVELOPMENT PROPERTIES II

a California Limited Partnership

      By:  Capital Builders, Inc.
      Its  Corporate General Partner


Date:  May 5, 1995       By:  Michael J. Metzger
                              President


Date:  May 5, 1995       By:  Kenneth L. Buckler
                              Chief Financial Officer