Form 10-Q
period 1995-06-30
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 1995-08-29
CIK 791452

FORM 10-Q




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549



Six Months ended: June 30, 1995
Commission File Number: 33-4682

CAPITAL BUILDERS DEVELOPMENT PROPERTIES II,
  A CALIFORNIA LIMITED PARTNERSHIP

State or other jurisdiction of organization: CALIFORNIA

I.R.S. Employer Identification Number:  77-0111643

Address of Principal Executive Offices:

  4700 ROSEVILLE ROAD, SUITE 206, NORTH HIGHLANDS,
CALIFORNIA 95660

Registrant's telephone number, including area code: (916) 331-8080

Former name, former address and former fiscal year, if changed since last year:

  4700 ROSEVILLE ROAD, SUITE 101, NORTH HIGHLANDS,
CA  95660

Indicate by check mark whether the registrant  (1)
has  filed  all reports required to  be  filed  by
Section 13 or 15(d) of the Securities Exchange Act
of  1934  during the preceding 12 months (or  such
shorter period that the registrant was required to
file  such  reports), and (2) has been subject  to
such  filing  requirements for the past  90  days.
Yes   X  No ___

                    Capital Builders Development Properties II
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                                                          June 30    December 31
                                                             1995           1994
  ASSETS
    Cash and cash equivalents                            $501,206       $505,092
    Accounts receivable, net                              152,008        152,140
    Due from joint venture                              1,140,298      1,010,405
    Investment property, at cost,
      net of accumulated depreciation
      and amortization of $1,727,670
      and $1,716,603 at June 30, 1995
      and December 31, 1994, respec-
      tively, and a valuation allowance
      of $742,000                                       6,825,535      7,114,583

    Lease commissions, net of accumulated                  79,704         86,536
      amortization of $96,034 and $105,443
      at June 30, 1995 and December 31,
      1994, respectively

    Other assets, net of accumulated
      amortization of $39,790 and
      $32,556 at June 30, 1995 and
      December 31, 1994, respectively                      36,275         41,214

  Total assets                                         $8,735,026     $8,909,970

  LIABILITIES AND PARTNERS' EQUITY
    Note payable                                       $3,566,260     $3,576,940
    Accounts payable and accrued
      liabilities                                          21,853         13,981
    Tenant deposits                                        55,103         55,060

    Total liabilities                                   3,643,216      3,645,981

    Share of joint venture deficit                        387,291        290,314

    Partners' Equity:
      General partner                                    (48,786)       (46,094)
      Limited partners                                  4,753,305      5,019,769

    Total partners' equity                              4,704,519      4,973,675
    Commitments and contingencies

      Total liabilities and
        partners' equity                               $8,735,026     $8,909,970

                             STATEMENT OF OPERATIONS
                          FOR THE MONTHS ENDED JUNE 30,
                                              1995          1995            1994           1994
                                             Three            Six          Three            Six
                                            Months         Months         Months         Months
                                             Ended          Ended          Ended          Ended
  Revenues
    Rental and other income               $283,901       $534,192       $309,445       $531,816
    Interest income                         35,516         67,265         23,517         43,731

      Total revenues                       319,417        601,457        332,962        575,547

  Expenses
    Operating expenses                      57,427        113,786         58,313        109,643
    Repairs and maintenance                 28,993         60,337         26,895         51,916
    Property taxes                          12,518         28,974         18,635         36,373
    Interest                                95,939        188,056         76,562        144,113
    General administrative                  25,658         65,813         31,974         75,828
    Depreciation and
      amortization                         176,807        341,071        197,158        403,850

       Total expenses                      397,342        798,037        409,537        821,723

   Loss before joint venture              (77,925)      (196,580)       (76,575)      (246,176)

    Loss on investment in
       joint venture                      (37,136)       (72,576)       (30,340)       (61,948)

  Net income (loss)                      (115,061)      (269,156)      (106,915)      (308,124)

  Allocated to general
    partners                               (1,151)        (2,692)        (1,069)        (3,081)

  Allocated to limited
    partners                            ($113,910)     ($266,464)     ($105,846)     ($305,043)

  Net loss per limited
    partnership unit                           ($4.95)       ($11.57)        ($4.59)       ($13.24)

  Average units outstanding                 23,030         23,030         23,030         23,030

                            STATEMENTS OF CASH FLOWS
                          FOR THE MONTHS ENDED JUNE 30,
                                              1995           1995           1994           1994
                                             Three            Six          Three            Six
                                            Months         Months         Months         Months
                                             Ended          Ended          Ended          Ended
Cash flows from
  operating activities:
    Net loss                            ($115,061)     ($269,156)     ($106,915)     ($308,124)
      Adjustments to reconcile net loss
        to cash flow used in operating
        activities:
    Depreciation and amortization          176,807        341,071        197,158        403,850
    Loss on joint venture investment        37,137         72,577         30,340         61,948
    Changes in assets and liabilities
      (Increase)/Decrease in accounts receivable
        receivable                        (41,484)            132       (12,499)         11,323
      Increase in leasing commissions      (3,107)       (17,265)       (23,175)       (28,829)
      Increase/(Decrease)in other assets     1,223        (2,295)         18,214        (1,543)
      Increase in accounts payable
        and accrued liabilities              8,295          7,872         56,562         62,004
      (Decrease)/Increase in tenant deposits(1,122)            43        (4,688)        (3,842)

         Net cash provided by
        operating activities                62,688        132,979        154,997        196,787

  Cash flows from investing activities:
    Advances to joint venture             (29,337)      (129,893)       (92,495)       (97,782)
    Improvements to investment properties (15,334)       (20,692)      (204,445)      (226,676)
    Distribution from joint venture          4,400         24,400         20,000         25,600

  Net cash used in investing  activities  (40,271)      (126,185)      (276,940)      (298,858)

  Cash flows from financing activities:
    Payments of debt                       (5,340)       (10,680)        (5,340)       (10,680)

  Net cash provided by  financing activities(5,340)      (10,680)        (5,340)       (10,680)

  Net (decrease)/increase in cash           17,077        (3,886)      (127,283)      (112,751)

  Cash, beginning of period                484,129        505,092        838,937        824,405

  Cash, end of period                     $501,206       $501,206       $711,654       $711,654

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES AND
       ORGANIZATION

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Basis of Accounting

The   financial  statements  of  Capital  Builders
Development Properties II (The "Partnership") are prepared on the accrual basis of accounting and therefore revenue is recorded as earned and costs and expenses are recorded as incurred.

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

NOTE  2 - RELATED PARTY EXPENSE REIMBURSEMENT  AND
FEE
ARRANGEMENT

The  Managing  General Partner (Capital  Builders,
Inc.)  and  the  Associate  General  Partners  are
entitled to reimbursement of expenses incurred  on
behalf  of  the Partnership and certain fees  from
the  Partnership.  These fees include:  a  portion
of   the   sales   commissions  payable   by   the
partnership  with  respect  to  the  sale  of  the
Partnership  units; an acquisition fee  of  up  to
12.5  percent of gross proceeds from the  sale  of
the  Partnership units; a property management  fee
up  to 6 percent of gross revenues realized by the
Partnership  with  respect to  its  properties;  a
subordinated real estate commission  of  up  to  3
percent   of   the  gross  sales  price   of   the
properties; and a subordinated 25 percent share of
the Partnership's distributions of cash from sales
or   refinancing.   The  property  management  fee
currently being charged is 5 percent of gross revenues collected.

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

The  total  management fees paid to  the  Managing
General  Partner were $25,373 and $26,223 for  the
six   months  ending  June  30,  1995  and   1994,
respectively,   while   total   reimbursement   of
expenses were $67,568 and $84,633, respectively.

The  Managing  General  Partner  will  reduce  its
future participation in proceeds from sales by  an
amount  equal  to the loss on the  abandonment  of
option fees in 1988 ($110,000) and interest on the
amount  at  a  rate equal to that of the  borrowed
funds  rate  as  determined  by  construction   or
permanent funds utilized by the Partnership.

NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account at June 30, 1995 and December 31, 1994 are as follows:

                                               June 30,   December 31,
                                             1995          1994
Land                                         $2,774,392     $2,774,392
Building and Improvements                     4,680,155      4,665,165
Tenant Improvements                           1,567,658      1,860,629
Investment property, at cost                  9,022,205      9,300,186
Less:
  accumulated depreciation
   and amortization                         (1,727,670)    (1,716,603)
  valuation allowance                         (469,000)      (469,000)

     Investment property, net                $6,825,535     $7,114,583


NOTE 4 - DUE FROM JOINT VENTURE

The   receivable  represents  funds  advanced   to
Capital Builders Roseville Venture (Note 5)  which
earns  interest at 10.5 and 8.75 percent  at  June
30,  1995  and 1994, approximately the  same  rate
paid   for  similar  borrowings.   The  receivable
includes $62,516 and $7,624 of accrued interest at June 30, 1995 and December 31, 1994, respectively.
Interest income earned on the note was $54,892 and $34,132 for the six months ended June 30, 1995 and 1994, respectively. The receivable is unsecured and is due and payable on demand.


NOTE 5 - INVESTMENT IN JOINT VENTURE

The  investment in joint venture represents  a  40
percent equity interest in a joint venture with Capital Builders Development Property, a related partnership which has the same general partner.
The investment is accounted for on the equity method.

The balance sheets of the joint venture as of June
30, 1995 and December 31, 1994, are as follows:

                                               June 30,   December 31,
                                                   1995           1994
Assets
   Cash                                        $ 22,041         $1,738
  Accounts receivable                            80,443        111,546
  Land and buildings, net                     3,411,316      3,528,784
  Leasing commissions, net                       53,232         63,083
  Other assets, net                              34,479         37,274

  Total assets                               $3,601,511     $3,742,425

Liabilities and Equity
  Notes payable                              $4,515,452     $4,396,082
  Accounts payable and accrued
       liabilities                                5,757         15,702
  Tenant deposits                                48,529         56,426
  Capital, CBDP                               (580,936)       435,471)
  Capital, CBDP II                            (387,291)      (290,314)

  Total liabilities and equity               $3,601,511     $3,742,425

The Statement of Operations for joint venture for the years ended June 30, are as follows:

                                             Six  Months Ended June 30
                                                   1995           1994
Revenues
  Rental income                               $ 303,411      $ 320,377
  Interest income                                 1,029            240

Total income                                    304,440        320,617
Expenses
  Operating expenses                             55,073         55,865
  Repairs and maintenance                        30,957         33,047
  Property taxes                                 21,722         21,163
  Interest                                      229,915        172,833
  General and administrative                      4,799          1,697
  Depreciation and amortization                 143,414        190,880

Total expenses                                  485,880        475,485

Net loss                                     $(181,440)     $(154,868)

Capital Builders Development Properties II
  share of net loss                         $  (72,576)    $  (61,948)


NOTE 6 - NOTE PAYABLE
The  note  payable  represents a $3,625,000  mini-
permanent loan which bears interest at the  bank's
prime  rate (9.0 percent at June 30, 1995) plus  1
1/2 percent and is due October 25, 1997.  Payments
are monthly interest only with quarterly principal
payments of $5,340 which is sufficient to amortize
the   loan   over   30   years.    The   note   is
collateralized by a first deed of trust on Phase I land, building and improvements, and is guaranteed by the General Partner. The loan requires an average compensating balance of 7 percent of the outstanding commitment. The total reserve account and compensating balance included in cash and cash equivalents is $249,638 as of June 30, 1995.

NOTE 7 - RENTAL LEASES
The  Partnership leases its properties under  long
term  non-cancelable operating leases  to  various
tenants.    The  facilities  are  leased   through
agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the years ending December 31 are as follows:

               1995                $  840,699
               1996                   551,767
               1997                   408,691
               1998                   304,484
               1999 and thereafter    227,168
               Total               $2,332,809

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

The Partnership's primary current sources of cash are from cash reserves and property rental income.
As of June 30, 1995, the Partnership had $501,206 in cash reserves.

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

Results of Operations
The  Partnership's  total  revenues  increased  by
$25,910  (4.5%) for the six months ended June  30,
1995  as compared to June 30 1994.  Total expenses
net  of  depreciation  also increased  by  $39,093
(9.3%),  mainly  due  to an increase  in  interest
costs,  while  depreciation expense  decreased  by
$62,779 (15.5%) for the six months ended June  30,
1995  as  compared to June 30, 1994.  In addition,
the  loss  on  the  investment  in  joint  venture
increased by $10,628 in 1995 compared to 1994, all
resulting  in  a decrease in net loss  of  $38,968
(12.7%) for the six months ended June 30, 1995 as compared to June 30, 1994.

The increase in revenues is primarily due to rental rate increases and a slight increase in occupancy.

Expenses net of depreciation increased for the six months ended June 30, 1995 as compared to June 30, 1994 due to the net effect of:

a)  $4,143  (3.8%) increase in operating  expenses
due to an increase in occupancy, b) $8,421 (16.2%)
increase  in repairs and maintenance expenses  due
to  an  increase in suite turnover  costs  (carpet
replacement  and  repainting  of  suites)  and  an
increase  in roof leak repairs, c) $7,399  (20.3%)
decrease  in property taxes due to a reduction  in
assessed value obtained from Sacramento County, d)
$43,943  (30.4%) increase in interest due  to  the
increase in the lending bank's prime rate  of  3%,
e)   $10,015  (13.2%)  decrease  in  general   and
administrative    expenses   due    to    improved
efficiencies   (see  Note  2  for   reduction   in
reimbursed  expenses  paid  to  Managing   General
Partner).

Total expenses including depreciation decreased by
$23,686  (2.8%) for the six months ended June  30,
1995  as  compared to June 30, 1994.  The decrease
was  due to a decrease in depreciation expense  of
$62,779  (15.5%).  The reduction  of  depreciation
was  the  result of tenant improvement costs  that
were  amortized during the first two  quarters  of
1994  became fully amortized in the third  quarter
of  1994.   Many of the suites who's  improvements
were fully amortized were either leased or their leases renewed without requiring any major tenant improvement buildout, therefore a minimal amount of depreciation was incurred for these suites in 1995.

                           PART II - OTHER INFORMATION

Item 1  - Legal Proceeding
        The Partnership is not a party to, nor is the Partnership's property the subject of, any material pending legal proceedings.

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

      CAPITAL BUILDERS DEVELOPMENT PROPERTIES II a California Limited Partnership

      By:  Capital Builders, Inc.
           Its Corporate General Partner


Date:  August 11, 1995

By:    Michael J. Metzger
       President

Date:  August 11, 1995

By:    Kenneth L. Buckler
       Chief Financial Officer