Form 10-Q
period 1995-09-30
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 1995-11-29
CIK 791452

FORM 10-Q




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549



Nine  Months ended September 30, 1995        Commission File Number 33-4682




                   CAPITAL BUILDERS DEVELOPMENT PROPERTIES II,
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

     California                                                       77-0111643
State or other jurisdiction                                      I.R.S. Employer
  of organization                                                Identification
No.

4700 Roseville Road, Suite 206, North Highlands, California      95660
(Address of Principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:         (916)  331-8080

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

                   Capital Builders Development Properties II
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                                           September 30    December 31
                                                   1995           1994
  ASSETS
    Cash and cash equivalents                $1,821,940       $505,092
    Accounts receivable, net                    114,230        152,140
    Due from joint venture                    1,170,744      1,010,405

    Investment property, at cost,
      net of accumulated depreciation
      and amortization of $1,768,360
      and $1,716,603 at September 30, 1995
      and December 31, 1994, respec-
      tively, and a valuation allowance
      of $742,000                             6,760,687      7,114,583

    Lease commissions, net of accumulated        80,222         86,536
      amortization of $79,481 and $105,443 at
      September 30, 1995 and December 31,
      1994, respectively

    Other assets, net of accumulated
      amortization of $72,352 and
      $32,556 at September 30, 1995 and
      December 31, 1994, respectively           117,810         41,214

                      Total assets          $10,065,633     $8,909,970

  LIABILITIES AND PARTNERS' EQUITY
    Note payable                             $5,000,000     $3,576,940
    Accounts payable and accrued
      liabilities                                41,790         13,981
    Tenant deposits                              56,320         55,060

                      Total liabilities       5,098,110      3,645,981

    Share of joint venture deficit              428,153        290,314

    Partners' Equity:
      General partner                          (50,437)       (46,094)
      Limited partners                        4,589,807      5,019,769

                      Total partners' equity  4,539,370      4,973,675
    Commitments and contingencies

      Total liabilities and
        partners' equity                    $10,065,633     $8,909,970

                             STATEMENT OF OPERATIONS
                       FOR THE MONTHS ENDED SEPTEMBER 30,
                                                      1995        1995       1994       1994
                                                     Three        Nine      Three       Nine
                                                    Months      Months     Months     Months
                                                     Ended       Ended      Ended      Ended
Revenues
    Rental and other income                       $258,578    $792,770   $209,747   $741,563
    Interest income                                 37,511     104,776     25,985     69,716

                Total revenues                     296,089     897,546    235,732    811,279
  Expenses
    Operating expenses                              75,513     177,689     56,249    165,892
    Repairs and maintenance                         52,624     112,961     23,503     75,419
    Property taxes                                   5,386      45,970     19,605     55,978
    Interest                                       100,823     288,879     82,302    226,415
    General administrative                          30,359      96,172     28,527    104,355
    Depreciation and
      amortization                                 155,672     496,743    216,792    620,642

                Total expenses                     420,377   1,218,414    426,978  1,248,701

    Loss before joint venture                    (124,288)   (320,868)  (191,246)  (437,422)

    Loss on investment in joint
     venture                                      (40,863)   (113,439)   (24,275)   (86,223)

  Net income (loss)                              (165,151)   (434,307)  (215,521)  (523,645)

  Allocated to general partners                    (1,651)     (4,343)    (2,155)    (5,236)

  Allocated to limited partners                 ($163,500)  ($429,964) ($213,366) ($518,409)

  Net loss per limited partnership
     unit                                              ($7.10)    ($18.67)    ($9.26)   ($22.51)
  Average units outstanding                         23,030      23,030     23,030     23,030

                            STATEMENTS OF CASH FLOWS
                       FOR THE MONTHS ENDED SEPTEMBER 30,

                                                      1995        1995     1994       1994

                                                     Three        Nine    Three       Nine
                                                    Months      Months   Months     Months
                                                     Ended       Ended    Ended      Ended
  Cash flows from operating activities:
    Net loss                                    ($165,151)  ($434,307) ($215,521) ($523,645)
      Adjustments to reconcile net loss
        to cash flow used in operating
        activities:
    Depreciation and amortization                  155,672     496,743    216,792    620,642
    Loss on joint venture investment                40,862     113,439     24,275     86,223
    Changes in assets and liabilities
      Decrease/(Increase) in accounts
        receivable                                  37,778      37,910   (11,866)      (543)
      Increase in leasing commissions              (9,368)    (26,633)   (22,956)   (51,785)
      Increase in other assets                   (114,096)   (116,391)      (261)    (1,804)
      Increase/(Decrease) in accounts payable
        and accrued liabilities                     19,937      27,809   (40,631)     21,373
      Increase/(Decrease) in tenant deposits         1,217       1,260    (1,562)    (5,404)

                      Net cash provided by
                           operating activities   (33,149)      99,830   (51,730)    145,057

  Cash flows from investing activities:
    Advances to joint venture                     (30,446)   (160,339)   (55,000)  (152,782)
    Improvements to investment properties         (49,411)    (70,103)   (88,556)  (315,232)
    Distribution from joint venture                      0      24,400     32,800     58,400

                        Net cash used in investing
                         activities               (79,857)   (206,042)  (110,756)  (409,614)

  Cash flows from financing activities:
    Payments of debt                                     0    (10,680)    (5,340)   (16,020)
    Proceeds from refinancing                    1,433,740   1,433,740

                   Net cash provided by
                      financing activities       1,433,740   1,423,060    (5,340)   (16,020)

  Net (decrease)/increase in cash                1,320,734   1,316,848  (167,826)  (280,577)

  Cash, beginning of period                        501,206     505,092    711,654    824,405

  Cash, end of period                           $1,821,940  $1,821,940   $543,828   $543,828

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

Statement of Cash Flows

For purposes of statement of cash flows, the Partnership considers all short-term investments with a maturity, at date of purchase, of six months or less to be cash equivalents.

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

The total management fees paid to the Managing General Partner were $38,315 and $36,524 for the nine months ending September 30, 1995 and 1994, respectively, while total reimbursement of expenses were $111,962 and $118,046, respectively.

The Managing General Partner will reduce its future participation in proceeds from sales by an amount equal to the loss on the abandonment of option fees in 1988 ($110,000) and interest on the amount at a rate equal to that of the borrowed funds rate as determined by construction or permanent funds utilized by the Partnership.

NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account at September 30, 1995 and December 31, 1994 are as follows:

                                September 30,   December 31,
                                         1995           1994

Land                               $2,774,392     $2,774,392
Building and Improvements           4,706,259      4,665,165
Tenant Improvements                 1,517,396      1,860,629
Investment property, at cost        8,998,047      9,300,186
Less:     accumulated depreciation
           and amortization       (1,768,360)    (1,716,603)
          valuation allowance       (469,000)      (469,000)

     Investment property, net      $6,760,687     $7,114,583
                                     ========       ========

NOTE 4 - DUE FROM JOINT VENTURE

The receivable represents funds advanced to Capital Builders Roseville Venture (Note 5) which earns interest at 10.25 and 9.25 percent at September 30, 1995 and 1994, approximately the same rate paid for similar borrowings. The receivable includes $92,962 and $0 of accrued interest at September 30, 1995 and December 31, 1994, respectively. Interest income earned on the note was $84,854 and $55,141 for the nine months ended September 30, 1995 and 1994, respectively. The receivable is unsecured and is due and payable on demand.


NOTE 5 - INVESTMENT IN JOINT VENTURE

The investment in joint venture represents a 40 percent equity interest in a joint venture with Capital Builders Development Property, a related partnership which has the same general partner. The investment is accounted for on the equity method.

The balance sheets of the joint venture as of September 30, 1995 and December 31, 1994, are as follows:

                               September 30,    December 31,
                                1995                    1994
Assets
  Cash                            $    27,104   $      1,738
  Accounts receivable                  71,427        111,546
  Land and buildings, net           3,370,072      3,528,784
  Leasing commissions, net             53,745         63,083
  Other assets, net                    31,698         37,274

Total assets                       $3,554,046     $3,742,425
                                     ========       ========
Liabilities and Equity
  Notes payable                    $4,536,089     $4,396,082
  Accounts payable and accrued
       liabilities                     33,282         15,702
  Tenant deposits                      55,058         56,426
  Capital, CBDP                     (642,229)      (435,471)
  Capital, CBDP II                  (428,154)      (290,314)

Total liabilities and equity       $3,554,046     $3,742,425
                                     ========       ========

The Statement of Operations for joint venture for the years ended September 30, are as follows:

                                  Nine  Months Ended September 30
                                    1995               1994
Revenues
  Rental income                     $ 455,333      $ 499,100
  Interest income                       1,230            693

Total income                          456,563        499,793
Expenses
  Operating expenses                   89,610         87,793
  Repairs and maintenance              59,559         50,557
  Property taxes                       32,583         32,024
  Interest                            347,043        267,083
  General and administrative            6,521          2,048
  Depreciation and amortization       204,844        275,845

Total expenses                        740,160        715,350
Net loss                           $(283,597)     $(215,557)
                                     ========       ========
Capital Builders Development
  Properties II share of net loss$  (113,439)    $  (86,223)
                                     ========      =========

NOTE 6 - NOTE PAYABLE
The mini-permanent loan of $3,625,000 with interest at the bank's prime rate (8.75 percent at September 30, 1995) plus 1 1/2 percent was refinanced with a $5,000,000 mini-permanent fixed interest rate loan on September 29, 1995. The loan's fixed interest rate is 8.89% and requires monthly principal and interest payments of $41,789, which is sufficient to amortize the loan over 25 years. The loan is due September 28, 2002. The note is collateralized by a first deed of trust on Phase I land, building and improvements, and is guaranteed by the General Partner.

NOTE 7 - RENTAL LEASES
The Partnership leases its properties under long term non-cancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the years ending December 31 are as follows:

               1995                    $  962,615
               1996                       756,030
               1997                       464,136
               1998                       353,682
               1999 and thereafter        286,370
               Total                   $2,822,833
                                         ========

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

The  Partnership's  primary current sources of cash are from cash  reserves  and
property  rental  income.   As  of   September 30,  1995,  the  Partnership  had
$1,821,940 in cash reserves.

It is the Partnership's investment goal to utilize existing capital resources for continued leasing operations (tenant improvements and leasing commissions) and further development of its investment properties. The Partnership is currently proceeding with the development of Phase II, consisting of approximately 45,620 square feet of one-story Light Industrial/Office space. The total development cost of Phase II is estimated to be approximately $2,762,205. Funds for these improvements will come from existing cash reserves, property income, or from additional borrowings.

The Partnership's ability to maintain or improve cash flow is dependent upon its ability to maintain and improve the occupancy of its investment properties. The Partnership's financial resources appear to be adequate to meet current year's obligations and no adverse change in liquidity is foreseen.

Results of Operations
The Partnership's total revenues increased by $86,267 (10.6%) for the nine months ended September 30, 1995 as compared to September 30 1994. Total expenses net of depreciation also increased by $93,612 (14.9%), mainly due to an increase in interest costs, while depreciation expense decreased by $123,899 (20%) for the nine months ended September 30, 1995 as compared to September 30, 1994. In addition, the loss on the investment in joint venture increased by $27,216 in 1995 compared to 1994, all resulting in a decrease in net loss of $89,338 (17%) for the nine months ended September 30, 1995 as compared to September 30, 1994.

The increase in revenues is primarily due to an increase in occupancy and rental rate increases. Highlands 80 occupancy for the nine months ended September 30, 1995 averaged 90% as compared to 84% in 1994.

Expenses net of depreciation increased for the nine months ended September 30, 1995 as compared to September 30, 1994 due to the net effect of:

a) $11,797 (7.1%) increase in operating expenses due to an increase in occupancy and the addition of two large tenants in which janitorial and utilities were provided for in 1995, b) $37,542 (49.8%) increase in repairs and maintenance expenses mainly due to the recarpeting and repainting of the office building's common area, and also due to an increase in suite turnover costs (carpet replacement and repainting of suites), c) $10,008 (17.8%) decrease in property taxes due to a reduction in the assessed value obtained from Sacramento County,
d) $62,464 (27.6%) increase in interest due to the increase in the lending bank's prime rate of 3%, e) $8,183 (7.8%) decrease in general and administrative expenses due to improved efficiencies (see Note 2 for reduction in reimbursed expenses paid to Managing General Partner).

Total expenses including depreciation decreased by $30,287 (2.4%) for the nine months ended September 30, 1995 as compared to September 30, 1994. The decrease was primarily due to a decrease in depreciation expense of $123,899 (20%). The reduction of depreciation was the result of tenant improvement costs, that were amortized during the first three quarters of 1994, became fully amortized in the third quarter of 1994. Many of the suites who's improvements were fully amortized were either leased or their leases renewed without requiring any major tenant improvement buildout, therefore a minimal amount of depreciation was incurred for these suites in 1995.

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

                         CAPITAL BUILDERS DEVELOPMENT PROPERTIES II a California Limited Partnership

                         By:  Capital Builders, Inc.
                              Its Corporate General Partner

Date:  November 3, 1995  By:  Michael J. Metzger
                              President

Date:  November 3, 1995  By:  Kenneth L. Buckler
                              Chief Financial