Form 10-K
period 1995-12-31
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 1996-04-02
CIK 791452

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549

	FORM 10-K

	[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934


For the fiscal year ended					Commission File Number
  December 31, 1995									33-4682

CAPITAL BUILDERS DEVELOPMENT PROPERTIES II,
A CALIFORNIA LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

         California              		  77-0111643
  (State or other jurisdiction		  I.R.S. Employer
of incorporation or organization)	       Identification No.)

4700 Roseville Road, Suite 206, North Highlands, California  95660
(Address of principal executive offices)			Zip Code

Registrant's telephone number, including area code:  (916) 331-8080

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:
  Limited Partnership Units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    X Yes     No

As of December 31, 1995 the aggregate Limited Partnership Units held by nonaffiliates of the registrant was 23,030. There is no market for the units.

Documents Incorporated by Reference

Limited Partnership Agreement dated February 6, 1986, filed as Exhibit 3.3, and the Amendment to the Limited Partnership Agreement dated May 22, 1986 filed as Exhibit 3.4 to Registration Statement No. 33-4682 of Capital Builders Development Properties II, A California Limited Partnership, are hereby incorporated by reference into Part IV of this Form 10K.


PART I

ITEM 1.	BUSINESS

(a)	General Development of Business

Capital Builders Development Properties II (the "Partnership") is a publicly held limited partnership organized under the provisions of the California Revised Limited Partnership Act pursuant to the Limited Partnership Agreement dated February 6, 1986, as amended (the "Agreement"). The Partnership commenced on May 22, 1986 and shall continue in full force and effect until December 31, 2021 unless dissolved sooner by certain events as described in the Agreement. The Managing General Partner is Capital Builders, Inc., a California Corporation (CB). The Associate
General Partners are:   1) the sole shareholder, President and Director of
CB, 2) four founders of CB, two of which are members of the Board of Directors of CB.

On October 6, 1986 the partnership sold 2,407 Limited Partnership Units for a total of $1,203,500. From October 6, 1986, through May 21, 1988, the Partnership sold an additional 20,623 units for a total of 23,030 Units.
On May 21, 1988, the Partnership was closed to capital raising activity with a total of $11,515,000 proceeds raised from the offering. The General Partners have contributed capital in the amount of $1,000 to the partnership for a 1% interest in the profits, losses, tax credits and distributions of the Partnership.

(b)	Financial Information about Industry Segments

The Partnership is in the business of real estate development and is not a significant factor in its industry. The Partnership's investment properties are located near major urban areas and, accordingly, compete not only with similar properties in their immediate areas but with hundreds of properties throughout the urban areas. Such competition is primarily on the basis of locations, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals or organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the purchase and sale of land, primarily on the basis of the prices and terms of such transactions.

(c)	Narrative Description of the Business

The Partnership's business objective is to acquire land and to develop research and development, light industrial, commercial retail, or office buildings for lease and eventual sale. The primary investment objective of the Partnership is to realize capital appreciation from the sale of the Properties developed by it some three to five years after such Properties have been placed in service. Consistent with the objective of realizing capital appreciation, it is the intent of the Partnership to distribute a portion of the permanent loans obtained by the Partnership upon the completion of development and the leasing of its Properties so as to provide the Limited Partners with a non-taxable return of capital in an amount of approximately 30-75% of their Capital Contributions. A secondary investment objective is to generate cash from the leasing of Partnership Properties pending their sale for distribution to the Limited Partners, although it is not presently anticipated that the amount of such cash available for distribution to the Limited Partners will be significant. Since the Partnership has not sold its investment properties, it has not achieved its investment goals as yet. Although investor returns cannot be accurately determined until the investment properties are sold, due to the additional time required to lease up the investment properties, the decline in real estate values and the California recession, it is anticipated that ultimate returns will be less than initially projected. Funds obtained by the Partnership from the sale of Limited Partnership Units have been used to acquire equity interest in one piece of land for development and a 40% equity interest in another for development in accordance with its investment objective.

On April 10, 1987, the Partnership entered into a joint venture called Capital Builders Roseville Venture ("JV") with Capital Builders Development Properties ("CBDP"), a California limited partnership. The Partnership and CBDP are affiliates as they have the same General Partner, but there are no direct transactions between the respective partnerships. The Partnership contributed $900,000 resulting in a 40 percent interest in the profits, losses and cash distributions of the JV. CB, the Managing General Partner of the Partnership, has the same rights and obligations with respect to the JV's operations and management as it may exercise as Managing General Partner of the Partnership. The JV shall continue in full force and effect until December 31, 2010 unless dissolved sooner by mutual agreement, sale of the investment property, default by a joint venture partner or by filing of bankruptcy by one of the joint partners.

The acquisition of the real estate is consistent with the Partnership objectives which are to acquire, develop, hold, maintain, lease, sell, or otherwise dispose of real property within the Western United States (including the states of California, Oregon, Washington, Arizona, Nevada, New Mexico, Utah, Colorado, Hawaii, and Alaska), including without limitation, the acquisition of undeveloped land for development and construction of research and development, light industrial, commercial/retail, or office buildings thereon, and the acquisition of partially completed commercial real property developments for completion of development.

Although the Associate General Partners, Officers, and Directors of the Managing General Partners are experienced in real property operation and management, they also may utilize independent advisors, agents, and workers, in addition to the Partnership employees, to assist them in the operation, leasing, maintenance and improvement of the Partnership's properties.

The Partnership has no full time employees but is managed by CB, the Managing General Partner.

ITEM 2.	PROPERTIES

The Partnership owns 100 percent equity interest in a property called Highlands 80 Commerce Center ("H80") and a 40 percent joint venture interest in another property called Capital Professional Center ("CPC"). H80 is a three phase development. Phase I is a 109,000 square foot office/industrial project consisting of five multi-tenant buildings. Phase II consists of approximately 45,620 square feet of two, one-story light industrial/office space buildings and Phase III consists of one 29,000 square foot office building. The Partnership is currently proceeding with the development of Phase II in which its total development costs are estimated to be approximately $2,762,205. Funds for these improvements will come from existing cash reserves, property income, and additional borrowings.

Additional information about the individual properties follows:


			H80		CPC
	Ownership Percentage:		100%		40%

	Acquisition Date:		April 30, 1987		April 13, 1987

	Location:	North Highlands, California		Roseville, California

	Present Monthly
	     Effective Average
	     Base Rent Per Square Foot:	$0.89		$1.48

	Square Footage Mix:
	     Office		21,966		40,397
	     Industrial		87,119

	Leased Occupancy at
	  December 31:	1995	86%		95%
		1994	84%		100%
		1993	77%		96%
		1992	80%		78%
		1991	79%		100%


	Current Year Depreciation:		$553,811		$233,236

	Method of Depreciation:		Straight Line		Straight Line

	Depreciation Life:	  40 Years-Bldg. Improvements		  40 Years-Bldg. Improvements
		      Life of Lease-Tenant		     Life of Lease-Tenant
		        Improvements	         Improvements

	Total cost:		$9,300,186		$4,477,876

	Encumbrances:		$4,986,374		$3,500,000


Additional information about the individual properties follows: (continued)

				                     H80              		   CPC

Tenant occupying more
than 10 percent of square
footage and nature of 			ESL, Inc.				Coldwell Banker
							(Defense Contractors)	(Residential Real Estate Brokerage)
							USA Properties (Real Estate Developer)

H80 is held subject to an encumbrance which is more fully described under Note 6 of the
Partnership's financial statements included under Item 8 which is incorporated herein by reference.


CPC is held subject to a permanent loan in the original amount of $3,500,000. The interest rate is fixed at 8.24% percent and is due and payable on January 1, 2001. The balance of the loan at December 31, 1995 is $3,500,000. Payments are monthly principal and interest amortized over 25 years. The note is collateralized by a first deed of trust on the land, building and improvements.

Both properties are being leased to a wide variety of tenants in a diversity of industries. Leases are typically three to five years in term and provide for free rent periods, at inception, equal to approximately one month per year of lease term. Some leases contain options to extend the term of the lease.

The Partnerships investment properties are located in major urban areas and, therefore, must compete with properties of greater and lesser quality. Such competition is based primarily on rent, location, services and amenities. The properties are suitable for their current and anticipated use.

ITEM 3.	LEGAL PROCEEDINGS
None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

	PART II

ITEM 5.	MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP INTERESTS AND
RELATED SECURITY HOLDER MATTERS
There is no public trading market for the Partnership's Limited Partnership Units and it is not anticipated that a public trading market will develop. Furthermore, the Partnership Agreement prohibits Limited Partners from transferring Limited Partnership Interests if such transfers would result in the dissolution of the Partnership for tax purposes under
Section 708 of the Internal Revenue Code.

As of December 31, 1995, there were 1,735 holders and 23,030 Limited Partnership units outstanding.

ITEM 6.	SELECTED FINANCIAL DATA
The following constitutes a summary of selected consolidated financial data for the following periods (000's omitted except net loss per limited partnership unit):

		1995	1994	1993	1992	1991
	Revenues	$1,208	$1,089	$1,079	$995	$802

	Net Loss	($583)	($697)	($1,173)	($643)	($371)

	Net Loss per Limited
	    Partnership Unit	($25.05)	($29.97)	($50.41)	($27.65)	($15.97)

	Total Assets	$9,934	$8,910	$9,441	$10,610	$10,449

	Notes and Loans Payable	$4,986	$3,577	$3,598	$3,620	$2,862

(See ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA)


ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership commenced operations on May 22, 1986 upon the sale of the minimum number of Limited Partnership Units. The Partnership's initial source of cash was from the sale of Limited Partnership Units. Through the offering of Units, the Partnership has raised $11,515,000 (represented by 23,030 Limited Partnership Units). Cash generated from the sale of Limited Partnership Units has been used to acquire land and for the development of a mixed use commercial project and a 40 percent interest in a commercial office project.

The Partnership's primary current sources of cash are from cash reserves, property rental income. As of December 31, 1995, the Partnership had $462,947 in cash reserves.

It is the Partnership's investment goal to utilize existing capital resources for continued leasing operations (tenant improvements and leasing commissions) and further development of its investment properties. The Partnership is currently proceeding with the development of Phase II, consisting of approximately 45,620 square feet of two, one-story Light Industrial/Office space buildings. The total development cost of Phase II is estimated to be approximately $2,762,205. Funds for these improvements will come from existing cash reserves, property income, additional borrowings, and proceeds from maturing investment securities.

The Partnership's ability to maintain or improve cash flow is dependent upon its ability to maintain and improve the occupancy of its investment properties. The Partnership's financial resources appear to be adequate to meet current year's obligations and no adverse change in liquidity is foreseen.

Impairment of Long-Lived Assets

In March 1995, the Financial Accounting Standards Board issued SFAS 121, [Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.] This statement applies to financial statements for fiscal years beginning after December 15, 1995. It requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additionally, this statement requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. It is management's opinion that applying the provisions of this statement will not have a significant effect on the Partnership's financial position.

Results of Operations

1995 vs 1994

The Partnership's total revenues increased by $118,722 (10.9%) in fiscal year 1995 compared to 1994. Total expenses net of depreciation also increased by $130,107 (15.2%) mainly due to an increase in interest costs, while depreciation expense decreased by $158,310 (19.8%) in fiscal year 1995 compared to 1994. In addition, the loss on the investment in joint venture increased by $32,570 in 1995 compared to 1994, all resulting in a decrease in net loss of $114,355 (16.4%) from fiscal year 1995 to 1994, respectively.

The increase in revenues is primarily due to an increase in occupancy and rental rate increases. Highlands 80 occupancy for the twelve months ended December 31, 1995 averaged 88% as compared to 84% in 1994.

Expenses net of depreciation increased from the fiscal year 1995 to 1994 due to the net effect of:

a) $16,888 (7.6%) increase in operating expenses due to an increase in occupancy and the addition of two large tenants in which janitorial and utilities were provided for in 1995, b) $42,671 (37.9%) increase in repairs and maintenance expenses mainly due to the recarpeting and repainting of the office building's common area, and also due to an increase in suite turnover costs (carpet replacement and repainting of suites), c) $9,756 (12.9%) decrease in property taxes due to a reduction in the assessed value obtained from Sacramento County, d) $87,477 (27.9%) increase in interest due to the increase in the lending bank's prime rate during the holding period of the variable rate loan with Sumitomo Bank and the increase in the borrowings outstanding in connection with the note payable refinancing (see Note 6 of the Notes to the Financial Statements for discussion on Note Payable), e) $7,173 (5.3%) decrease in general administrative expenses due to improved efficiencies (see Note 2 of the Notes to the Financial Statements for discussion of reimbursed expenses paid to Managing General Partner).

Total expenses including depreciation decreased by $28,203 (1.7%) for the fiscal year 1995 compared to 1994. The decrease was primarily due to a decrease in depreciation expense of $158,310 (19.8%). The reduction of depreciation was the result of tenant improvement costs that were amortized during the first three quarters of 1994 becoming fully amortized in the third quarter of 1994. Many of the suites with improvements fully amortized were either leased or their leases renewed without requiring any major tenant improvement buildout, therefore a minimal amount of amortization was incurred for these suites in 1995.

1994 vs 1993

The Partnership's total revenues increased by 9,887 (1%) in the fiscal year 1994 compared to 1993 while expenses decreased by $412,343 (20%). The decrease in expenses was mainly due to the decrease in depreciation and amortization of $425,332 as mentioned below, while the remaining expenses increased by $12,989 (1.5%). In addition, the loss on the investment in joint venture decreased by $53,289 in 1994 compared to 1993, all resulting in a decrease in net loss of $475,519 (40.5%) from fiscal year 1994 to 1993, respectively.

The increase in revenues was primarily due to rent escalation of existing leases.

Expenses decreased from the fiscal year 1994 to 1993 due to the net effect of:

a) $26,858 (10.8%) decrease in operating expenses due to continual cost cutting programs and a decline in bad debt expenses, b) $17,667 (18.6%) increase in repairs and maintenance expenses due to a major HVAC maintenance service program and the repavement and restriping of Phase I's parking lot, c) $38,317 (14%) increase in interest due to the increase in the lending bank's prime rate of 2.5%, d) $20,044 (13%) decrease in general and administrative expenses due to continual cost cutting programs, and e) $425,332 (34.7%) decrease in depreciation and amortization is due to the depreciation adjustment made in the fourth quarter of 1993. This adjustment was made in order for the financial statements to reflect a change in accounting estimate of the useful life of tenant improvement costs (see Note 3 of the Notes to the Financial Statements for further discussion regarding estimates of depreciation and amortization useful lives).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



INDEPENDENT AUDITORS' REPORT

FINANCIAL STATEMENTS

	 BALANCE SHEETS AS OF DECEMBER 31, 1995 AND 1994

	 STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1995,
		1994 AND 1993

	 STATEMENTS OF PARTNERS' EQUITY FOR THE YEARS ENDED DECEMBER 31,
		1995, 1994,  AND 1993

	 STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1995,
		1994 AND 1993

	 NOTES TO FINANCIAL STATEMENTS

SUPPLEMENTAL SCHEDULES

	SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


Financial schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in this report.


Independent Auditors' Report





The Partners
Capital Builders Development Properties II:

We have audited the accompanying consolidated balance sheets of Capital Builders Development Properties II, a California Limited Partnership, as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for each of the years in the three-year period ended December 31, 1995. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the partnerships' management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Builders Development Properties II as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statement taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 4 to the financial statements, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended by Statement No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures on January 1, 1995.


February 2, 1996					-KPMG Peat Marwick LLP



	PART 1 - FINANCIAL INFORMATION

	Capital Builders Development Properties II
	          (A California Limited Partnership)

	BALANCE SHEETS

			December 31		December 31
			1995		1994
	ASSETS
	  Cash and cash equivalents		$462,947		$505,092
	  Investment securities		1,214,118		    -- --
	  Accounts receivable, net		143,626		152,140
	  Due from joint venture		1,231,089		1,010,405
	  Investment property, at cost,
	    net of accumulated depreciation
	    and amortization of $1,474,003
	    and $1,716,603 and valuation
	    allowance of $469,000 at
	    December 31, 1995 and
	    1994, respectively		6,694,302		7,114,583


	   Lease commissions, net of accumulated
	    amortization of $55,532 and $105,443 at
	    December 31, 1995 and
	    1994, respectively		71,477		86,536

	   Other assets, net of accumulated
	    amortization of $3,885 and
	    $32,556 at December 31, 1995 and
	    1994, respectively		116,694		41,214

	Total assets		$9,934,253		$8,909,970

	LIABILITIES AND PARTNERS' EQUITY
	  Note payable		$4,986,374		$3,576,940
	  Accounts payable and accrued
	    liabilities		14,535		13,981
	  Tenant deposits		54,502		55,060
	   Share of joint venture deficit		487,968		290,314

	Total liabilities		5,543,379		3,936,295

	  Commitments and contingencies

	  Partners' Equity:
	    General partners		(51,922)		(46,094)
	    Limited partners		4,442,796		5,019,769

	Total partners' equity		4,390,874		4,973,675

	    Total liabilities and
	      partners' equity		$9,934,253		$8,909,970


	See accompanying notes to the financial statements.


Capital Builders Development Properties II
(A California Limited Partnership)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,

		1995	1994	1993


	Revenues
	  Rental and other income	$1,051,084	$990,657	$999,537
	  Interest income	156,889	98,594	79,827

	Total revenues	1,207,973	1,089,251	1,079,364

	Expenses
	  Operating expenses	238,600	221,712	248,570
	  Repairs and maintenance	155,292	112,621	94,954
	  Property taxes	66,134	75,890	71,983
	  Interest	400,723	313,246	274,929
	  General and administrative	127,436	134,609	154,653
	  Depreciation and amortization	641,334	799,644	1,224,976

	Total expenses	1,629,519	1,657,722	2,070,065

	  Loss before joint venture interest	(421,546)	(568,471)	(990,701)

	  Loss on investment in joint venture	(161,255)	(128,685)	(181,974)

	Net loss	(582,801)	(697,156)	(1,172,675)

	Allocated to general partners	(5,828)	(6,971)	(11,727)

	Allocated to limited partners	($576,973)	($690,185)	($1,160,948)

	Net loss per limited partnership unit	($25.05)	($29.97)		($50.41)

	Average units outstanding	23,030	23,030	23,030

	See accompanying notes to the financial statements.



	Capital Builders Development Properties II
	(A California Limited Partnership)

	STATEMENTS OF PARTNERS' EQUITY
	YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

	Total
			General	Limited	Partners'
			Partners	Partners	Equity

	Balance at December 31, 1992		($27,396)	$6,870,902	$6,843,506

	    Net loss		(11,727)	(1,160,948)	(1,172,675)

	Balance at December 31, 1993		(39,123)	5,709,954	5,670,831

	    Net loss		(6,971)	(690,185)	(697,156)

	Balance at December 31, 1994		(46,094)	5,019,769	4,973,675

	   Net Loss		(5,828)	(576,973)	(582,801)

	Balance at December 31, 1995		($51,922)	$4,442,796	$4,390,874



Capital Builders Development Properties II
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,

		1995	1994	1993


	Cash flows from operating activities:
	  Net loss	($582,801)	($697,156)	($1,172,675)
	    Adjustments to reconcile net loss
	      to cash flow  (used in) provided by
	      operating activities:
	  Depreciation and amortization	641,334	799,644	1,224,976
	  Equity in losses of Joint Venture	161,255	128,685	181,974
	  Uncollected interest earned from Joint
	      Venture	(115,684)	 - -	- - -
	  Changes in operating assets and liabilities
	    Decrease/(Increase) in accounts
	      receivable	8,514	(37,438)	7,227
	    Increase in leasing commissions	(28,785)	(51,785)	(29,899)
	    (Increase)/decrease in other assets	(119,160)	(331)	3,437
	    Increase/(decrease)  in accounts payable
	      and accrued liabilities	554	3,653	(75,373)
	    (Decrease)/increase in tenant deposits	(558)	(8,455)	2,205

	Net cash (used in) provided by
	   operating activities	(35,331)	136,817	141,872

	Cash flows from investing activities:
	  Investment in securities	(1,214,118)	- - - -	- - - -
	  Increase in advances to joint venture	(105,000)	(180,405)	(50,000)
	  Improvements to investment properties	(133,530)	(317,966)	(172,516)
	  Distributions from joint venture	36,400	63,601	14,800

	Net cash used in investing
	  activities	(1,416,248)	(434,770)	(207,716)

	Cash flows from financing activities:
	  Proceeds from issuance of debt	1,433,740	-----	-----
	  Payments of debt	(24,306)	(21,360)	(21,360)

	Net cash provided by (used in)
	  financing activities	1,409,434	(21,360)	(21,360)

	Net decrease in cash and cash equivalents	(42,145)	(319,313)	(87,204)

	Cash and cash equivalents, beginning of
	   period	505,092	824,405	911,609

	Cash and cash equivalents, end of period	$462,947	$505,092	$824,405

	Supplemental disclosure:
	  Cash paid for interest	$400,723	$313,246	$274,929

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

Organization

Capital Builders Development Properties II, a California Limited
Partnership, is owned under the laws of the State of California. The Managing General Partner is Capital Builders, Inc., a California
corporation (CB).   The Associate General Partners are:  1) the sole
shareholder, President and Director of CB, 2) four founders of CB, two of which are members of the Board of Directors of CB.

The Partnership is in the business of real estate development and is not a significant factor in its industry. The Partnership's investment properties are located near major urban areas and, accordingly, compete not only with similar properties in their immediate areas but with hundreds of properties throughout the urban areas. Such competition is primarily on the basis of locations, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals or organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the purchase and sale of land, primarily on the basis of the prices and terms of such transactions.

Investment Securities

Investment securities at December 31, 1995 consist of U.S. Treasury Bills. Under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Partnership is required to classify any of its debt or equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. As of December 31, 1995, the Partnership's securities consist of held-to-maturity securities having a maturity date of less than one year. These are securities in which the Partnership has the ability and intent to hold the security until maturity. As of December 31, 1995, the amortized cost of the securities approximates estimated market value.

A decline in the market value of any held-to-maturity security below cost that is deemed other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accredited over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Interest income is recognized as earned. As of December 31, 1995, there have been no impairments, premiums or discounts recognized.

Due from Joint Venture

The Partnership adopted the provisions of Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure", on January 1, 1995. Management, considering current information and events regarding the borrowers ability to repay their obligations, considers a note to be impaired when it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate, the fair market value of collateral securing the note, if any or the note's observable market price. Impairment losses are included in the allowance for doubtful accounts through a charge to bad debt expense. Cash receipts on impaired notes receivable are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income, thereafter. Prior periods have not been restated.

Investment Properties

The Partnership's investment property account consists of commercial land and buildings that are carried at the lower of cost, net of accumulated depreciation and amortization less valuation allowance for possible investment losses. The valuation allowance represents the excess carrying value of individual properties over their estimated net realizable value. The additions to the valuation allowance for possible investment losses are recorded after consideration of various external factors, particularly the lack of credit available to purchasers of real estate and overbuilt real estate markets, both of which adversely affect real estate. A gain or loss will be recorded to the extent that the amounts ultimately realized from property sales differ from those currently estimated. In the event economic conditions for real estate continue to decline, additional valuation losses may be recognized. Net realizable value is based upon an appraisal of the property by an independent appraiser and management's assessment of current market conditions. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives of three to forty years. The straight-line method of depreciation is followed for financial reporting purposes.

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

Revenue Recognition

Rental income is recognized on a straight-line basis over the life of the lease, which may differ from the scheduled rental payments.

Net Loss per Limited Partnership Unit

The net loss per limited partnership unit is computed based on the weighted average number of units outstanding during the year of 23,030 in 1995, 1994 and 1993.

Statement of Cash Flows

For purposes of statement of cash flows, the Partnership considers all short-term investments with a maturity, at date of purchase, of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 - RELATED PARTY EXPENSE REIMBURSEMENT AND FEE
    	     ARRANGEMENT

The Managing General Partner (Capital Builders, Inc.) and the Associate General Partners are entitled to reimbursement of expenses incurred on behalf of the Partnership and certain fees from the Partnership. These fees include: a portion of the sales commissions payable by the partnership with respect to the sale of the Partnership units; an acquisition fee of up to 12.5 percent of gross proceeds from the sale of the Partnership units; a property management fee up to 6 percent of gross rental revenues realized by the Partnership with respect to its properties; a subordinated real estate commission of up to 3 percent of the gross sales price of the properties; and a subordinated 25 percent share of the Partnership's distributions of cash from sales or refinancing. The property management fee currently being charged is 5 percent of gross rental revenues collected.

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

The total management fees paid to the Managing General Partner were $51,310, $46,928 and $42,566 for the years ended December 31, 1995, 1994 and 1993, respectively, while total reimbursement of expenses were $151,877, $163,867 and $173,483, respectively.

The Managing General Partner will reduce its future participation in proceeds from sales by an amount equal to the loss on the abandonment of option fees in 1988 ($110,000) and interest on the amount at a rate equal to that of the borrowed funds rate as determined by construction or permanent funds utilized by the Partnership.

NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account at December 31, are as follows:

		  1995  	    1994

Land	$ 2,774,392	$2,774,392
Building and Improvements	   4,744,102	  4,665,165
Tenant Improvements	   1,118,811	  1,860,629
Investment property, at cost	   8,637,305	  9,300,186
Less:	accumulated depreciation
	  and amortization	 (1,474,003)	(1,716,603)
	valuation allowance	    (469,000)	   (469,000)

Investment property, net	$ 6,694,302	$7,114,583


Depreciation and Amortization-Change in Estimated Useful Life

During the fourth quarter of 1993, the Partnership changed the estimated useful lives used to compute amortization of tenant improvements from 40 years to the term of the lease. As a result, all tenant improvements related to leases in place as of January 1, 1993, are being amortized over the remaining term of the initial lease periods and tenant improvements related to vacant spaces as of December 31, 1993 have been fully amortized. The change better matches the allocation of tenant improvement costs with their expected benefit and results in useful lives more consistent with the predominant industry practice.

NOTE 4 - DUE FROM JOINT VENTURE

The receivable represents funds advanced to Capital Builders Roseville Venture (Note 5) which earns interest at 8.24% and 10% percent at December 31, 1995 and 1994, approximately the same rate paid for other borrowings. The receivable includes $121,088 in accrued interest at December 31, 1995. Interest income earned on the note was $115,684, $78,425 and $58,900 for the years ended December 31, 1995, 1994 and 1993, respectively. The receivable is unsecured and is due and payable on demand.

As discussed in Note 1, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures", effective January 1, 1995.

The note due from joint venture has been evaluated for collectability under the provisions of this statement. Based on the evaluation performed, no impairment has been recognized as of December 31, 1995.

NOTE 5 - INVESTMENT IN JOINT VENTURE

The investment in joint venture represents a 40 percent equity interest in a joint venture with Capital Builders Development Property, a related partnership which has the same general partner. The investment is accounted for on the equity method.

The balance sheets of the joint venture as of December 31,  are as follows:

	 	 1995	       1994
Assets
 Cash	$     67,628	$      1,738
  Accounts receivable	       69,304	    111,546
  Land and buildings, net	  3,318,113	 3,528,784
  Leasing commissions, net	       47,265	      63,083
  Other assets, net	       73,331	      37,274

	Total assets	$3,575,641	$3,742,425
Liabilities and Equity
  Note  payable	$3,500,000	$3,385,676
  Loan payable to affiliate	  1,231,089	  1,010,405
  Accounts payable and accrued
       liabilities	         9,412	       15,703
  Tenant deposits	       55,059	       56,426
  Capital, CBDP	    (731,951)	    (435,471)
  Capital, CBDP II	    (487,968)	    (290,314)

	Total liabilities and capital	$3,575,641	$3,742,425

The Statements of Operations for the joint venture for the years ended
December 31, are as follows:

		  1995     	       1994          1993
Revenues
  Rental income	$ 611,202	$ 657,179	$545,622
  Interest income	       1,468	       1,190	      3,444

	Total income	   612,670	   658,369	  549,066

Expenses
  Operating expenses	   122,821	   137,115	    93,463
  Repairs and maintenance	     75,195	     66,557	    62,438
  Property taxes	     43,800	     42,885	    42,246
  Interest	   471,939	   370,594	  326,336
  General and administrative	       6,768	       3,823	      5,797
  Depreciation and amortization	   295,284	   359,108	  473,270

	Total expenses	1,015,807	   980,082	1,004,000

Net loss	$(403,137)	$(321,713)	$(454,934)


Capital Builders Development
   Properties II share of
   net loss 	$(161,255)	$(128,685)	$(181,974)


NOTE 6 - NOTE PAYABLE

The mini-permanent loan of $3,625,000 with interest at the bank's prime rate (8.75 percent at September 22, 1995) plus 1 1/2 percent was refinanced with a $5,000,000 mini-permanent fixed interest rate loan on September 22, 1995. The loan's fixed interest rate is 8.95% and requires monthly principal and interest payments of $41,789, which is sufficient to amortize the loan over 25 years. The loan is due October 1, 2002. The note is collateralized by a first deed of trust on Phase I land, building and improvements.

Scheduled principal payments during 1996, 1997, 1998, 1999 and 2000 and thereafter are $57,503, 62,866, 68,728, 75,138, 82,146, and 4,639,993,
respectively.

NOTE 7 - RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

A reconciliation of the financial statement method of accounting to the Federal income tax method of accounting for the years ended December 31 are as follows:


		1995	1994	1993

	Net loss - financial	($582,801)	($697,156)	($1,172,675)

	Increases
	   resulting from:
	   Book to tax difference in
	   depreciation and amortization	452,864	589,634	1,041,656

	   Net loss - tax method	($129,937)	($107,522)	($131,019)

	Partners' equity - financial	$4,390,874	$4,973,675	$5,670,831

	Increases
	   resulting from:
	   Book to tax difference in depreciation
	   and amortization and valuation allowances	2,624,351	2,171,487	1,581,853
	   Selling expenses for partnership units	1,713,666	1,713,666	1,713,666

	   Partners' equity - tax	$8,728,891	$8,858,828	$8,966,350

	Taxable loss per Limited Partnership
	   unit after giving effect to the taxable
	   loss allocated to the General Partner	($5.59)	($4.62)	($5.63)



NOTE 8 - RENTAL LEASES

The Partnership leases its properties under long term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the years ending December 31 are as follows:

					1996			$   762,496
					1997			     467,679
					1998			     353,685
					1999			     210,105
					2000 		       24,880
					Thereafter	       51,387
					Total		$1,870,232

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Partnership in estimating its fair value disclosures for financial instruments.

Cash and cash equivalents, Investment securities, Accounts receivable,
net, Due from joint 	venture, Accounts payable and accrued
liabilities
The carrying amount approximates fair value because of the short maturity of these instruments.

Note payable
The fair value of the Partnership's Note Payable is estimated based on
the quoted market prices for the 	same or similar issues or on the
current rates offered to the Partnership for debt of the same remaining maturities.

The estimated fair values of the Partnership's financial instruments as of December 31, 1995 are as follows:

							Carrying 		Estimated
							Amount		Fair Value
Assets
Cash and cash equivalents		$462,947	$462,947
Investment securities			1,214,118	1,214,118
Accounts receivable, net			143,626	143,626
Due from joint venture			1,231,089	1,231,089

Liabilities
Note payable					$4,986,374	$4,986,374
Accounts payable and accrued
	liabilities				14,535	14,535


NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Partnership is involved in litigation arising in the normal course of its business. In the opinion of management, the Partnership's recovery or liability if any, under any pending litigation would not materially affect its financial condition or operations.

PART III

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors. The Partnership is managed by Capital Builders, Inc. ("CB"), the Managing General Partner. The following are the names and other information relating to the Managing General Partner. No expiration date has been set for the term during which the Managing General Partner is to serve.

MANAGING GENERAL PARTNER

The Partnership is being managed by CB, the Managing General Partner. CB is a California corporation organized in May 1978, with its executive offices at 4700 Roseville Road, Suite 206, North Highlands, California 95660 (telephone number 916-331-8080). To date, CB has organized ten partnerships to engage in commercial real estate development. As the General Partner, CB may be responsible for certain liabilities that a partnership it manages is unable to pay. In addition, CB, in the normal course of business, has guaranteed certain debt obligations of the partnerships it sponsored aggregating $3,440,000.

The officers, directors, and key personnel of CB are as follows:

	Name							Office
	Michael J. Metzger				President and Director
	James F. Elder					Director
	Michael C. Elder				Director



James F. Elder. Mr. Elder, 52, is a founder of CB and remains active as a Director in the review of company operations. Mr. Elder is the Chairman and Chief Executive Officer of SuperBus, Inc., a bus manufacturing company, where he has been active since 1986. Mr. Elder was previously Executive Vice President of CB from 1980 through 1986. Mr. Elder was also a founder and Director of The Elder-Nelson Company, and its subsidiaries Elder-Nelson Equities Corp., the Underwriter, in which he was active from 1977 to 1993. Mr. Elder was previously with a Newport Beach based securities and insurance services firm from 1969 to 1977. Mr. Elder holds a BA degree in Business as well as licenses in Real Estate, Securities and Insurance.

Michael C. Elder. Mr. Elder, 48, is a founder and Vice President of CB and remains active as a Director in the review of company operations. Mr. Elder was also a founder, the President and Director of The Elder-Nelson Company and its subsidiary Elder-Nelson Equities Corporation, the Underwriter, in which he was active from 1977 to 1993. Mr. Elder is the brother of James F. Elder; and was also with a Newport Beach based securities and insurance services firm from 1970 to 1977. Mr. Elder holds a B.A. degree in Business Administration as well as licenses in Real Estate, Securities and Insurance.


ITEM 11.  EXECUTIVE COMPENSATION

The Partnership does not have any officers or employees and, therefore, does not pay compensation to such persons. The Partnership's business is conducted by the Managing General Partner which is entitled under Article IV of the Partnership Agreement to receive underwriting commissions, acquisition fees, property management fees, subordinated real estate commission, share of distribution and an interest in the partnership. The Managing General Partner's fees totaled $51,310 in 1995, consisting entirely of property management fees which are calculated as 5 percent of gross rental revenues collected. Michael J. Metzger. Mr. Metzger, 51, is responsible for the general management of CB. Mr. Metzger assumed responsibility for the management of CB in December 1986. He was formerly the Executive Vice-President of The Elder-Nelson Company
(EN) and its subsidiary, the Elder-Nelson Equities Corporation - affiliated companies which provided underwriting and administrative services to CB. Prior to joining EN in 1977, Mr. Metzger was Partner/General Manager for two years in his family's real estate contracting, development and syndication business. Mr. Metzger has also had five years of experience in manufacturing management and served as an Army Officer for four years. Mr. Metzger holds a B.S. degree in Business and Industrial Management as well as licenses in Real Estate, Securities and Insurance.


In addition to the fees described above, the General Partner is entitled to reimbursement for out of pocket expenses incurred on behalf of the Partnership. Such expenses aggregated $151,877 in 1995.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT

The Managing General Partner contributed $1,000 to the Partnership Capital accounts, however, no securities were issued in respect thereof. No person is known to the partnership to own beneficially more than 5 percent of the units.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The partnership agreement (see Part IV, Item 14(a)(4) Exhibits) which was executed in 1985, authorized the compensation set forth below to be paid to the Managing General Partner and to affiliates of the Managing General Partner.

During the year ended December 31, 1995, the Managing General Partner and/or its affiliate received $151,877 for reimbursement of administrative services and $51,310 for property management and administrative fees.



PART IV

ITEM 14.	EXHIBITS FINANCIAL STATEMENT SCHEDULES, AND REPORTS
	ON FORM 8-K

EXHIBIT
	NUMBER	EXHIBIT

(a)
 1,2	See Item 8 of this Form 10-K for the Consolidated
Financial Statements of the Partnership, Notes thereto, and Supplementary Schedules. An index to Financial
Statements and Schedules is included and incorporated herein by reference.

  4	Limited Partnership Agreement dated February 6, 1986 filed
as exhibit 3.3 and the Amendment to the Limited
Partnership Agreement dated May 22, 1986, filed as exhibit
3.4 to Registration Statement No. 2-96042 of Capital
Builders Development Properties II, a California Limited
Partnership are hereby incorporated by reference.

11	Statement regarding computation of per unit earnings is
not included because the computation can be clearly determined from the material contained in this report.

(b)	Reports on Form 8-K

		The Partnership filed an 8-K dated November 11, 1992.


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


	Capital Builders Development Properties II a California Limited Partnership


	By CAPITAL BUILDERS, INC.,
	The Managing General Partner,
	For and On Behalf of the
	Capital Builders Development Properties II
	A California Limited Partnership


__________________      President				     March 10, 1996
Michael J. Metzger

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

    Signature   	         Title      			      Date

____________________		Associate General		    March 28, 1996
Michael J. Metzger		Partner; President and
				Director of Capital Builders,
				Inc. ("CB")

____________________		Associate General		     March 28, 1996
James F. Elder			Partner and Director
				of CB


____________________		Associate General		     March 28, 1996
Michael C. Elder		Partner and Director
				of CB


____________________		Chief Financial		    March 28, 1996
Kenneth L. Buckler		Officer of CB



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The Partnership has not sent an annual report or proxy statements to the Limited Partners and does not intend to send a proxy statement to the Limited Partners. The Partnership will send the Limited Partners an annual report and will furnish the Commission with copies of the annual report on or before April 30, 1996.