Form 10-Q
period 1996-03-31
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 1996-05-21
CIK 791452

14

                               FORM 10-Q


                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.   20549




Three Months ended March 31, 1996       Commission File Number 33-4682




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
         (A California Limited Partnership)
                   BALANCE SHEETS



                                                        March 31     December 31
                                                            1996            1995
  ASSETS
    Cash and cash equivalents                            393,920         462,947
    Investment securities                              1,229,236       1,214,118
    Accounts receivable, net                             134,637         143,626
    Due from Joint Venture                             1,231,089       1,231,089
    Investment property, at cost,
      net of accumulated depreciation
      and amortization of $1,481,263
      and $1,474,003 at March 31, 1996,
      and December 31, 1995, respec-
      tively, and a valuation allowance
      of $742,000                                      6,679,328       6,694,302

    Lease commissions, net of accumulated
      amortization of $55,830 and $55,532
      at March 31, 1996, and December 31,
      1995, respectively                                  80,975          71,477

    Other assets, net of accumulated
      amortization of $5,236 and
      $3,885 at March 31, 1996 and
      December 31, 1995, respectively                    133,075         116,694

                      Total assets                     9,882,260       9,934,253

  LIABILITIES AND PARTNERS' EQUITY
    Note payable                                       4,972,372       4,986,374
    Accounts payable and accrued
      liabilities                                         13,114          14,535
    Tenant deposits                                       56,770          54,502
    Share of Joint Venture deficit                       536,953         487,968

                      Total liabilities                5,579,209       5,543,379


    Partners' Equity:
      General partner                                   (52,800)        (51,922)
      Limited partners                                 4,355,851       4,442,796

                            Total partners' equity     4,303,051       4,390,874

    Commitments and contingencies

      Total liabilities and
        partners' equity                              9,882,260       9,934,253

See accompanying notes to the financial
statements.






 Capital Builders Development Properties II
     (A California Limited Partnership)
           STATEMENT OF OPERATIONS
        THREE MONTHS ENDED MARCH 31,

                                                     1996              1995
Revenues
  Rental and other income                           260,963           250,291
  Interest income                                    46,152            31,749

                    Total revenues                  307,115           282,040
Expenses
  Operating expenses                                 57,121            56,359
  Repairs and maintenance                            39,982            31,344
  Property taxes                                     18,581            16,456
  Interest                                          111,469            92,117
  General administrative                             43,064            40,155
  Depreciation and
    amortization                                     98,216           164,264

                      Total expenses                368,433           400,695

  Loss before Joint Venture                        (61,318)         (118,655)

  Loss on investment in Joint Venture              (26,504)          (35,440)

Net income (loss)                                  (87,822)         (154,095)

Allocated to general partners                         (878)           (1,541)

Allocated to limited partners                      (86,944)         (152,554)

Net loss per limited partnership unit                   (4)               (7)

Average units outstanding                            23,030            23,030






See accompanying notes to the financial
statements
\TABLE



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

Organization

Capital  Builders  Development  Properties  II,  a  California  Limited
Partnership,  is owned under the laws of the State of California.   The
Managing  General  Partner  is  Capital Builders,  Inc.,  a  California
corporation  (CB).   The Associate General Partners are:  1)  the  sole
shareholder, President and Director of CB, 2) four founders of CB.

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

Investment Securities

Investment securities at March 31, 1996 consist of U.S. Treasury Bills.
Under the provisions of Statement of Financial Accounting Standards No.
115,   "Accounting  for  Certain  Investments  in   Debt   and   Equity
Securities", the Partnership is required to classify any of its debt or equity  securities in one of three categories: trading,  available-for-
sale,  or  held-to-maturity.  As of March 31, 1996,  the  Partnership's securities  consist of held-to-maturity securities  having  a  maturity date  of  less  than  one  year.  These are  securities  in  which  the
Partnership  has  the  ability and intent to hold  the  security  until
maturity.   As  of  December  31,  1995,  the  amortized  cost  of  the securities approximates estimated market value.

A  decline  in the market value of any held-to-maturity security  below cost  that  is  deemed other than temporary results in a  reduction  in carrying  amount to fair value.  The impairment is charged to  earnings and  a  new  cost basis for the security is established.  Premiums  and discounts are amortized or accredited over the life of the related held-
to-maturity  security  as an adjustment to yield  using  the  effective
interest  method.   Interest income is recognized  as  earned.   As  of
December  31,  1995,  there  have  been  no  impairments,  premiums  or discounts recognized.

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

Net Loss per Limited Partnership Unit

The  net  loss  per limited partnership unit is computed based  on  the weighted average number of units outstanding during the year of  23,030 in 1996 and 1995.

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

NOTE 2 - RELATED PARTY EXPENSE REIMBURSEMENT AND FEE ARRANGEMENT

The Managing General Partner (Capital Builders, Inc.) and the Associate
General Partners are entitled to reimbursement of expenses incurred on behalf of the Partnership and certain fees from the Partnership. These fees consist of an acquisition fee of up to 12.5 percent of gross proceeds from the sale of the Partnership units; a property management fee up to 6 percent of gross revenues realized by the Partnership with respect to its properties; a subordinated real estate commission of up to 3 percent of the gross sales price of the properties; and a subordinated 25 percent share of the Partnership's distributions of cash from sales or refinancing. The property management fee currently being charged is 5 percent of gross revenues collected.

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

The total management fees paid to the Managing General Partner were $13,054 and $12,147 for the three months ending March 31, 1996, and 1995, respectively, while total reimbursement of expenses were $42,820 and $35,987, respectively.

The Managing General Partner will reduce its future participation in proceeds from sales by an amount equal to the loss on the abandonment of option fees in 1988 ($110,000) and interest on the amount at a rate equal to that of the borrowed funds rate as determined by construction or permanent funds utilized by the Partnership.

NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account at March 31, 1996 and
December 31, 1995 are as follows:
                                   March 31,     December 31,
                                      1996           1995

Land                               $2,774,392     $2,774,392
Building and Improvements           4,753,403      4,744,102
Tenant Improvements                 1,101,796      1,118,811
Investment property, at cost        8,629,591      8,637,305
Less:  accumulated depreciation
        and amortization          (1,481,263)    (1,474,003)
       valuation allowance          (469,000)      (469,000)
Investment property, net           $6,679,328     $6,694,302

NOTE 4 - DUE FROM JOINT VENTURE

The  receivable represents funds advanced to Capital Builders Roseville
Venture (Note 5) which earns interest at 8.24 and 10.5 percent at March
31,  1996  and  1995,  approximately the same  rate  paid  for  similar
borrowings.   The receivable includes $121,088 and $25,290  of  accrued
interest  at  March 31, 1996, and December 31, 1995.   Interest  income
earned  on the note was $25,291 and $25,555 for the three months  ended
March 31, 1996 and 1995, respectively.  The receivable is unsecured and is due and payable on demand.

The note due from Joint Venture has been evaluated for collectability under the provisions of this statement. Based on the evaluation performed, no impairment has been recognized as of March 31, 1996.

NOTE 5 - INVESTMENT IN JOINT VENTURE

The investment in Joint Venture represents a 40 percent equity interest in a Joint Venture with Capital Builders Development Property, a related partnership which has the same general partner. The investment is accounted for on the equity method.

The balance sheets of the Joint Venture as of March 31, 1996, and December 31, 1995, are as follows:

                                    March 31,    December 31,
                                         1995           1995
Assets
  Cash                             $   13,369     $   67,628
  Accounts receivable                  61,412         69,304
  Land and buildings, net           3,268,684      3,318,113
  Leasing commissions, net             41,191         47,265
  Other assets, net                    69,988         73,331

Total assets                       $3,454,644     $3,575,641

Liabilities and Equity
  Notes Payable                    $3,489,239     $3,500,000
  Loan payable to affiliate         1,231,089      1,231,089
  Accounts payable and accrued
       liabilities                     27,757          9,412
  Tenant deposits                      48,941         55,059
  Capital, CBDP                     (805,429)      (731,951)
  Capital, CBDP II                  (536,953)      (487,968)

Total liabilities and equity       $3,454,644     $3,575,641

The Statement of Operations for Joint Venture for the years ended March
31, are as follows:

                                  Three Months Ended March 31
                                      1996            1995
Revenues
  Rental income                      $155,084       $157,639
  Interest income                         378            503
Total income                          155,462        158,142

Expenses
  Operating expenses                   31,491         27,993
  Repairs and maintenance              16,934         13,494
  Property taxes                       11,039         10,861
  Interest                             96,085        111,849
  General and administrative            7,185          4,110
  Depreciation and amortization        58,988         78,436
Total expenses                        221,722        246,743

Net loss                            $(66,260)      $(88,601)
Capital Builders Development
  Properties II share of net loss   $(26,504)      $(35,440)


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


NOTE 7 - RENTAL LEASES

The  Partnership  leases its properties under long term  non-cancelable operating leases to various tenants.  The facilities are leased through
agreements  for  rents  based on the square  footage  leased.   Minimum
annual  base  rental payments under these leases for the  years  ending
December 31 are as follows:

               1996                $  762,496
               1997                   467,679
               1998                   353,685
               1999                   210,105
               2000                    24,880
               Thereafter              51,377
                    Total          $1,870,222


NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of the Partnership's financial instruments as of December 31, 1995 are as follows:

                                   Carrying       Estimated
                                    Amount        Fair Value
Assets
Cash and cash equivalents        $  393,420      $  393,920
Investment securities             1,229,236       1,229,236
Accounts receivable, net            134,637         134,637
Due from Joint Venture            1,231,089       1,231,089

Liabilities
Note payable                      4,972,372       4,972,372
Accounts payable and accrued
    liabilities                  $   13,114      $   13,114

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The  Partnership is involved in litigation arising in the normal course
of  its  business.   In  the opinion of management,  the  Partnership's
recovery  or liability if any, under any pending litigation  would  not materially affect its financial condition or operations.


ITEM  2     MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership commenced operations on May 22, 1986, upon the sale  of
the  minimum  number of Limited Partnership Units.   The  Partnership's
initial source of cash was from the sale of Limited Partnership  Units.
Through  the  offering of Units, the Partnership has raised $11,515,000
(represented by 23,030 Limited Partnership Units).  Cash generated from the sale of Limited Partnership Units has been used to acquire land and for  the development of a mixed use commercial project and a 40 percent interest in a commercial office project.

The  Partnership's  primary  current sources  of  cash  are  from  cash
reserves,   property  rental  income.   As  of  March  31,  1996,   the
Partnership had $393,420 in cash reserves.

It  is  the  Partnership's investment goal to utilize existing  capital resources  for  continued leasing operations (tenant  improvements  and
leasing   commissions)   and  further  development  of  its  investment
properties.    The  Partnership  is  currently  proceeding   with   the
development of Phase II, consisting of approximately 45,620 square feet of  two, one-story Light Industrial/Office space buildings.  The  total
development   cost  of  Phase  II  is  estimated  to  be  approximately
$2,800,000.  Funds for these improvements will come from existing  cash reserves,  property income, additional borrowings,  and  proceeds  from maturing investment securities.

The Partnership's ability to maintain or improve cash flow is dependent upon its ability to maintain and improve the occupancy of its investment properties. The Partnership's financial resources appear to be adequate to meet current year's obligations and no adverse change in liquidity is foreseen.

Results of Operations

The Partnership's total revenues increased by $25,075 (8.9%) for the three months ended March 31, 1996, as compared to March 31, 1995.
Total expenses, net of depreciation, also increased by $33,786 (14.3%) primarily due to an increase in interest costs, while depreciation expense decreased by $66,048 (40.2%) for the three months ended March
31, 1996, as compared to March 31, 1995. In addition, the loss on the investment in Joint Venture decreased by $8,936 in 1996 as compared to 1995, all resulting in a decrease of net loss of $66,273 (43%) for the three months ended March 31, 1996, as compared to March 31, 1995.

The  increase in revenues is primarily due to an increase in occupancy.
During the first quarter of 1996, Highlands 80 averaged an occupancy rate of approximately 92%, whereas during the first quarter of 1995, the property averaged only 90%.

Expenses,  net  of depreciation, increased for the three  months  ended
March 31, 1996, as compared to March 1995, due to the net effect of: a)
$8,638  (27.5%) increase in repairs and maintenance due to  major  roof repairs performed on the project's buildings, b) $19,352 (21%) increase in  interest  costs  due  to  an increase  in  the  loan  balance  (the additional  loan  proceeds are to be used to fund additional  Phase  II
improvements,   see  Liquidity  and  Capital  Resources   for   further
discussion),  and  c)  $2,909 (7.2%) increase due  to  an  increase  in investor services and accounting costs.

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

                         CAPITAL BUILDERS DEVELOPMENT PROPERTIES II a California Limited Partnership

                              By:  Capital Builders, Inc.
                                   Its Corporate General Partner


Date:  May 10, 1996           By:_____________________________________
                                   Michael J. Metzger
                                   President


Date:  May 10, 1996           By:______________________________________
                                   Kenneth L. Buckler
                                   Chief Financial Officer



