Form 10-Q
period 1996-06-30
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 1996-08-29
CIK 791452

3

                               FORM 10-Q


                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.   20549




Six Months ended June 30, 1996          Commission File Number 33-4682




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
                BALANCE SHEETS



                                                 June 30      December
                                                                    31
                                                    1996          1995
  ASSETS
    Cash and cash equivalents                    320,602       462,947
    Investment securities                      1,168,660     1,214,118
    Accounts receivable, net                     132,004       143,626
    Due from Joint Venture                     1,419,021     1,231,089
    Investment property, at cost,
      net of accumulated depreciation
      and amortization of $1,473,452
      and $1,474,003 at June 30, 1996
      and December 31, 1995, respec-
      tively, and a valuation allow-
      ance of $742,000                         6,676,659     6,694,302

    Lease commissions, net of accumu-
     lated amortization of $52,487 & $55,532
      at June 30, 1996, and December 31,
      1995, respectively                          73,568        71,477

    Other assets, net of accumulated
      amortization of $11,652 and
      $3,885 at June 30, 1996 and
      December 31, 1995, respectively            109,481       116,694

                      Total assets             9,899,995     9,934,253

  LIABILITIES AND PARTNERS' EQUITY
    Note payable                               4,958,054     4,986,374
    Accounts payable and accrued
      liabilities                                 17,270        14,535
    Tenant deposits                               54,822        54,502
    Share of Joint Venture deficit               624,693       487,968

                      Total liabilities        5,654,839     5,543,379


    Partners' Equity:
      General partner                           (53,379)      (51,922)
      Limited partners                         4,298,535     4,442,796

                      Total partners' equity   4,245,156     4,390,874

    Commitments and contingencies

      Total liabilities and
      partners' equity                         9,899,995     9,934,253

See accompanying notes to the financial
statements.


 Capital Builders Development Properties
                   II
    (A California Limited Partnership)

         STATEMENT OF OPERATIONS
      FOR THE MONTHS ENDED JUNE 30,

                                              1996            1996           1995           1995
                                             Three             Six           Three           Six
                                             Months          Months         Months         Months
                                             Ended            Ended          Ended          Ended
Revenues
  Rental and other income                     $281,106       $542,069        $283,901       $534,192
  Interest income                               42,071         88,223          35,516         67,265

                    Total revenues             323,177        630,292         319,417        601,457
Expenses
  Operating expenses                            71,396        128,517          57,427        113,786
  Repairs and maintenance                       29,370         69,352          28,993         60,337
  Property taxes                                18,581         37,162          12,518         28,974
  Interest                                     111,153        222,622          95,939        188,056
  General administrative                        34,711         77,775          25,658         65,813
  Depreciation and
    amortization                                96,126        194,342         176,807        341,071

                      Total expenses           361,337        729,770         397,342        798,037

  Loss before Joint Venture
                                              (38,160)       (99,478)        (77,925)      (196,580)

  Loss on investment in Joint Venture         (19,739)       (46,243)        (37,136)       (72,576)

Net income (loss)                             (57,899)      (145,721)       (115,061)      (269,156)

Allocated to general partners                    (579)        (1,457)         (1,151)        (2,692)

Allocated to limited partners                 (57,320)       (144,264)       (113,910)      (266,464)

Net loss per limited partnership unit           (2.49)         (6.26)          (4.95)        (11.57)

Average units outstanding                       23,030         23,030          23,030         23,030


See accompanying notes to the financial
statements



Capital Builders Development Properties
                  II
  (A California Limited Partnership)

       STATEMENTS OF CASH FLOWS
     FOR THE MONTHS ENDED JUNE 30,
                                            1996              1996           1995          1995
                                           Three               Six           Three          Six
                                           Months            Months         Months         Months
                                           Ended              Ended          Ended          Ended
Cash flows from operating activities:
  Net loss                               $  (57,899)         $ (145,721)    $ (115,061)   $ (269,156)
  Adjustments to reconcile net loss
     to cash flow used in operating
     activities:
  Depreciation and amortization              96,126             194,342        176,807       341,071
  Equity in losses of Joint Venture          19,739              46,243         37,137        72,577
  Changes in assets and liabilities
    Decrease/(Increase) in A/R                2,633              11,622       (41,484)           132
    Increase in leasing commissions           - - -            (16,988)        (3,107)      (17,265)
    Increase/(Decrease) in other assets      19,710               (552)          1,223       (2,295)
    Increase in accounts payable
      and accrued liabilities                 4,156               2,736          8,295         7,872
    (Decrease)/Increase in tenant           (1,948)                 320        (1,122)            43
       deposits

             Net cash provided by
             operating activities            82,517              92,002         62,688        132,979

Cash flows from investing activities:
  Investment in securities                   60,576              45,458        - - -         - - -
  Advances to Joint Venture               (187,931)           (187,931)       (29,337)     (129,893)
  Improvements to investment properties    (82,163)           (154,034)       (15,334)      (20,692)
  Distribution from Joint Venture            68,000              90,480          4,400        24,400

          Net cash used in investing
           activities                     (141,518)           (206,027)       (40,271)      (126,185)

Cash flows from financing activities:
  Payments of debt                         (14,317)            (28,320)        (5,340)      (10,680)

          Net cash provided by
           financing activities            (14,317)            (28,320)        (5,340)      (10,680)

Net (decrease)/increase in cash            (73,318)           (142,345)         17,077       (3,886)

Cash, beginning of period                   393,920             462,947        484,129       505,092

Cash, end of period                      $  320,602         $   320,602    $   501,206    $   501,206

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

Investment Securities

Investment securities at June 30, 1996 consist of a money fund account with Merrill Lynch. Under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Partnership is required to classify any of its debt or equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. As of June 30, 1996, the Partnership's securities consist of trading securities. These are securities in which the Partnership has the ability and intent to hold the security until funds are needed to construct Phase II. As of June 30, 1996, the amortized cost of the securities approximates estimated market value. A decline in the market value of any held-to-maturity security below cost that is deemed other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accredited over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Interest income is recognized as earned. As of June 30, 1996, there have been no impairments, premiums or discounts recognized.

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

The total management fees paid to the Managing General Partner were $26,593 and $25,373 for the six months ending June 30, 1996, and 1995, respectively, while total reimbursement of expenses were $85,637 and $67,568, respectively.

The   Managing   General  Partner  will  reduce  its  future  participation   in
proceeds from sales by an amount equal to the loss on the abandonment of option fees in 1988 ($110,000) and interest on the amount at a rate equal to that of the borrowed funds rate as determined by construction or permanent funds utilized by the Partnership.

NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account at June 30, 1996 and December 31, 1995 are as follows:
                                    June 30,     December 31,
                                      1996           1995

Land                               $2,774,392     $2,774,392
Building and Improvements           4,833,466      4,744,102
Tenant Improvements                 1,011,253      1,118,811
Investment property, at cost        8,619,111      8,637,305
Less:                accumulated depreciation
      and amortization            (1,473,452)    (1,474,003)
     valuation allowance            (469,000)      (469,000)

     Investment property, net      $6,676,659     $6,694,302

NOTE 4 - DUE FROM JOINT VENTURE

The receivable represents funds advanced to Capital Builders Roseville Venture (Note 5) which earns interest at 8.24 and 10.5 percent at June 30, 1996 and 1995, approximately the same rate paid for similar borrowings. The receivable includes $138,538 and $121,088 of accrued interest at June 30, 1996, and December 31, 1995. Interest income earned on the note was $51,839 and $54,892 for the six months ended
June 30, 1996 and 1995, respectively. The receivable is unsecured and is due and payable on demand.

The   note  due  from  Joint  Venture  has  been  evaluated  for  collectability
under   the   provisions   of   this  statement.   Based   on   the   evaluation
performed, no impairment has been recognized as of June 30, 1996.

NOTE 5 - INVESTMENT IN JOINT VENTURE

The  investment  in  Joint  Venture represents  a  40  percent  equity  interest
in   a   Joint   Venture   with   Capital  Builders  Development   Property,   a
related partnership which has the same general partner. The investment is accounted for on the equity method.

The   balance   sheets  of  the  Joint  Venture  as  of  June  30,   1996,   and
December 31, 1995, are as follows:

                                    June 30,     December 31,
                                         1996           1995
Assets
  Cash                             $    2,137     $   67,628
  Accounts receivable                  54,081         69,304
  Land and buildings, net           3,230,358      3,318,113
  Leasing commissions, net             46,379         47,265
  Other assets, net                    65,944         73,331

Total assets                       $3,398,899     $3,575,641

Liabilities and Equity
  Notes Payable                    $3,478,252     $3,500,000
  Loan payable to affiliate         1,419,299      1,231,089
  Accounts payable and accrued
       liabilities                     12,451          9,412
  Tenant deposits                      50,614         55,059
  Capital, CBDP                     (937,024)      (731,951)
  Capital, CBDP II                  (624,693)      (487,968)

Total liabilities and equity       $3,398,899     $3,575,641

The Statement of Operations for Joint Venture for the years ended June 30, are as follows:

                                    Six Months Ended June 30
                                      1996            1995
Revenues
  Rental income                      $323,649       $303,411
  Interest income                         607          1,029
Total income                          324,256        304,440

Expenses
  Operating expenses                   60,071         55,073
  Repairs and maintenance              40,613         30,957
  Property taxes                       22,078         21,722
  Interest                            194,691        229,915
  General and administrative            7,498          4,799
  Depreciation and amortization       114,905        143,414
Total expenses                        439,856        485,880

Net loss                           $(115,600)     $(181,440)
Capital Builders Development
  Properties II share of net loss   $(46,243)      $(72,576)


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

The estimated fair values of the Partnership's financial instruments as of June 30, 1995 are as follows:

                                   Carrying       Estimated
                                    Amount        Fair Value
Assets
Cash and cash equivalents        $  320,602      $  320,602
Investment securities             1,168,660       1,168,660
Accounts receivable, net            132,004         132,004
Due from Joint Venture            1,419,021       1,419,021

Liabilities
Note payable                      4,958,054       4,958,054
Accounts payable and accrued
    liabilities                  $   17,270      $   17,270

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

The   Partnership's   primary   current  sources   of   cash   are   from   cash
reserves,   investment  income,  and  property  rental  income.   As   of   June
30, 1996, the Partnership had $320,602 in cash reserves.

It is the Partnership's investment goal to utilize existing capital resources for continued leasing operations (tenant improvements and leasing commissions) and further development of its investment properties. The Partnership is currently proceeding with the development of Phase II, consisting of approximately 45,620 square feet of two, one-story Light Industrial/Office space buildings. The total development cost of Phase II is estimated to be approximately $2,800,000. Funds for these improvements will come from existing cash reserves, property income, additional borrowings, and proceeds from investment securities.

The Partnership's ability to maintain or improve cash flow is dependent upon its ability to maintain and improve the occupancy of its investment properties. The Partnership's financial resources appear to be adequate to meet current year's obligations and no adverse change in liquidity is foreseen.

Results of Operations

The   Partnership's  total  revenues  increased  by  $28,835  (4.8%)   for   the
six  months  ended  June  30,  1996,  as  compared  to  June  30,  1995.   Total
expenses,  net  of  depreciation,  also  increased  by  $78,462  (17.2%),  while
depreciation   expense  decreased  by  $146,729  (43%)  for   the   six   months
ended June 30, 1996, as compared to June 30, 1995. In addition, the loss on the investment in Joint Venture decreased by $26,333 in 1996 as compared  to  1995,  all  resulting  in a  decrease  of  net  loss  of  $123,435
(46%) for the six months ended June 30, 1996, as compared to June 30, 1995.

The  increase  in  revenues  is  primarily due  to  an  increase  in  occupancy.
During the first two quarters of 1996, Highlands 80 averaged an occupancy rate of approximately 93%, whereas during the first two quarters of 1995, the property averaged only 91%.

Expenses,  net  of  depreciation,  increased  for  the  six  months  ended  June
30,  1996,  as  compared  to  June 30, 1995,  due  to  the  net  effect  of:  a)
$14,731 (12.9%) increase in operating expenses primarily due to an increase of marketing costs associated with Phase II plus an increase
in   utilities   relating   to  an  increase  in   occupancy   of   the   office
building b) $9,015 (14.9%) increase in repairs and maintenance due to major roof repairs performed on the project's buildings, c) $8,188 (28.3%) increase in property taxes due to a tax refund received in 1995 for a temporary reduction in the property's assessed value, d) $34,566
(18.4%)   increase  in  interest  costs  due  to  an  increase   in   the   loan
balance (the additional loan proceeds are to be used to fund additional Phase II improvements, see Liquidity and Capital Resources for further discussion), and e) $11,962 (18.2%) increase due to an increase in investor services and due to the timing of accounting fees.

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

                         CAPITAL BUILDERS DEVELOPMENT PROPERTIES II a California Limited Partnership

                              By:  Capital Builders, Inc.
                                   Its Corporate General Partner


Date:  August 1, 1996         By:_____________________________________
                                   Michael J. Metzger
                                   President


Date:  August 1, 1996         By:______________________________________
                                   Kenneth L. Buckler
                                   Chief Financial Officer