Form 10-Q
period 1996-09-30
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 1996-11-27
CIK 791452

15

                               FORM 10-Q


                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.   20549




Nine Months ended September 30, 1996    Commission File Number 33-4682




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

Yes  X    No ___

PART 1 - FINANCIAL INFORMATION

     Capital Builders Development Properties II
         (A California Limited Partnership)
                   BALANCE SHEETS



                                                   September  30     December 31
                                                            1996            1995
  ASSETS
    Cash and cash equivalents                          1,133,814         462,947
    Investment securities                           - - - -             1,214,118
    Accounts receivable, net                             138,555         143,626
    Due from Joint Venture                             1,429,884       1,231,089
    Investment property, at cost,
      net of accumulated depreciation
      and amortization of $1,539,593
      and $1,474,003 at September 30, 1996,
      and December 31, 1995, respec-
      tively, and a valuation allowance
      of $742,000                                      7,324,686       6,694,302
    Lease commissions, net of accumulated
      amortization of $59,003 and $55,532
      at September 30, 1996, and December 31,
      1995, respectively                                  84,640          71,477
    Other assets, net of accumulated
      amortization of $15,533 and
      $3,885 at September 30, 1996 and
      December 31, 1995, respectively                    107,396         116,694

                      Total assets                    10,218,975       9,934,253

  LIABILITIES AND PARTNERS' EQUITY
    Note payable                                       4,943,413       4,986,374
    Accounts payable and accrued
      liabilities                                        317,542          14,535
    Tenant deposits                                       53,556          54,502
    Share of Joint Venture deficit                       651,801         487,968

                      Total liabilities                5,966,312       5,543,379

    Commitments and contingencies
    Partners' Equity:
      General partner                                   (53,304)        (51,922)
      Limited partners                                 4,305,967       4,442,796

                      Total partners' equity           4,252,663       4,390,874


      Total liabilities and Partner's equity          10,218,975       9,934,253

  See accompanying notes to the financial
statements


       Capital Builders Development Properties II
            (A California Limited Partnership)

                 STATEMENT OF OPERATIONS
           FOR THE MONTHS ENDED SEPTEMBER 30,

                                                            1996        1996        1995         1995
                                                            Three       Nine        Three        Nine
                                                           Months      Months      Months       Months
                                                            Ended      Ended        Ended        Ended
Revenues
  Rental and other income                                        $           $            $            $
                                                           310,788     852,857      258,578      792,770
  Interest income                                           52,230     140,453       37,511      104,776

                    Total revenues                         363,018     993,310      296,089      897,546
Expenses
  Operating expenses                                        69,957     198,474       75,513      177,689
  Repairs and maintenance                                   27,745      97,097       52,624      112,961
  Property taxes                                            18,580      55,742        5,386       45,970
  Interest                                                 110,796     333,418      100,823      288,879
  General administrative                                    32,778     110,553       30,359       96,172
  Depreciation and
    amortization                                            76,538     270,880      155,672      496,743

                      Total expenses                       336,394   1,066,164      420,377    1,218,414

  Loss before Joint Venture
                                                            26,624    (72,854)    (124,288)    (320,868)

  Loss on investment in Joint Venture                     (19,109)    (65,352)     (40,863)    (113,439)

Net income (loss)                                            7,515   (138,206)    (165,151)    (434,307)

Allocated to general partners                                   75     (1,382)      (1,651)      (4,343)

Allocated to limited partners                                    $           $            $            $
                                                             7,440   (136,824)    (163,500)    (429,964)

Net income (loss) per LP unit                                    $           $            $            $
                                                              0.32      (5.94)       (7.10)      (18.67)

Average units outstanding                                   23,030      23,030       23,030       23,030



See accompanying notes to the financial statements

         STATEMENTS OF CASH FLOWS
    FOR THE MONTHS ENDED SEPTEMBER 30,
                                                1996            1996           1995             1995
                                                Three           Nine           Three            Nine
                                               Months          Months         Months           Months
                                                Ended           Ended          Ended            Ended
Cash flows from operating activities:
  Net loss                                              $              $   $   (165,151)   $     (434,307)
                                                    7,515      (138,206)
  Adjustments to reconcile net loss to
     cash flow used in operating
activities:
  Depreciation and amortization                    76,538        270,880         155,672           496,743
  Equity in losses of Joint Venture                19,109         65,352          40,862           113,439
  Changes in assets and liabilities
    (Increase)/Decrease in accounts               (6,551)          5,071          37,778            37,910
receivable
    Increase in leasing commissions              (17,587)       (34,575)         (9,368)          (26,633)
    Increase in other assets                   (1,800)           (2,352)       (114,096)         (116,391)
    Increase in accounts payable
      and accrued liabilities                     300,271        303,007          19,937            27,809
    (Decrease)/Increase in tenant deposits        (1,266)          (946)           1,217             1,260

                    Net cash provided by
                         operating          376,229               468,231  (33,149)                    99,830
activities

Cash flows from investing activities:
  Investment in securities                      1,168,660      1,214,118      - - -            - - -
  Advances to Joint Venture                      (10,864)      (198,795)     (30,446)         (160,339)
  Improvements to investment properties         (714,172)      (868,206)        (49,411)          (70,103)
  Distribution from Joint Venture                   8,000         98,480      - - -                  24,400

                      Net cash used in
investing
                       activities                 451,624         245,597        (79,857)          (206,042)

Cash flows from financing activities:
  Payments of debt                               (14,641)       (42,961)      - - -                (10,680)
  Proceeds from refinancing                     - - -           - - -           1,433,740         1,433,740

                   Net cash provided by
                    financing activities         (14,641)       (42,961)       1,433,740         1,423,060

Net increase/(decrease) in cash                   813,212        670,867       1,320,734         1,316,848

Cash, beginning of period                         320,602        462,947         501,206           505,092

Cash, end of period                           $ 1,133,814     $  1,133,814     $ 1,821,940     $    1,821,940


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

Due from Joint Venture

The Partnership adopted the provisions of Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure", on January 1, 1995. Management, considering current information and events regarding the borrowers ability to repay their obligations, considers a note to be impaired when it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate, the fair market value of collateral securing the note, if any or the note's observable market price. Impairment losses are included in the allowance for doubtful accounts through a charge to bad debt expense. Cash receipts on impaired notes receivable are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income, thereafter. Prior periods have not been restated.
NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
         ORGANIZATION (CONTINUED)

Investment Properties

The Partnership's investment property account consists of commercial land and buildings that are carried at the lower of cost, net of accumulated depreciation and amortization, less valuation allowance for possible investment losses. The valuation allowance represents the excess carrying value of individual properties over their estimated net realizable value. The additions to the valuation allowance for possible investment losses are recorded after consideration of various external factors, particularly the lack of credit available to purchasers of real estate and overbuilt real estate markets, both of which adversely affect real estate. A gain or loss will be recorded to the extent that the amounts ultimately realized from property sales differ from those currently estimated. In the event economic conditions for real estate continue to decline, additional valuation losses may be recognized. Net realizable value is based upon an appraisal of the property by an independent appraiser and management's assessment of current market conditions. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives of three to forty years. The straight-line method of depreciation is followed for financial reporting purposes.

Other Assets

Included in other assets are loan fees. Loan fees are amortized over the life of the related note.

Lease Commissions

Lease commissions are being amortized over the related lease terms.

Income Taxes

The Partnership has no provision for income taxes since all income or losses are reported separately on the individual partners' tax returns.

Investment in Joint Venture

Partnership investments of 20% to 50% are accounted for by the equity method. Under this method, the investments are recorded at initial cost, and increased for partnership income and decreased for partnership losses and distributions.

Revenue Recognition

Rental income is recognized on a straight-line basis over the life of the lease, which may differ from the scheduled rental payments.

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
         ORGANIZATION (CONTINUED)

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - RELATED PARTY EXPENSE REIMBURSEMENT AND FEE ARRANGEMENT

The Managing General Partner (Capital Builders, Inc.) and the Associate General Partners are entitled to reimbursement of expenses incurred on behalf of the Partnership and certain fees from the Partnership. These fees consist of an acquisition fee of up to 12.5% of gross proceeds from the sale of the Partnership units; a property management fee up to 6% of gross revenues realized by the Partnership with respect to its properties; a subordinated real estate commission of up to 3% of the gross sales price of the properties; and a subordinated 25% share of the Partnership's distributions of cash from sales or refinancing. The property management fee currently being charged is 5% of gross revenues collected.

All acquisition fees and expenses, all underwriting commissions, and all offering and organizational expenses which can be paid are limited to 20% of the gross proceeds from sales of partnership units, provided the Partnership incurs no borrowing to develop its properties. However, these fees may increase to a maximum of 33% of the gross offering proceeds based upon the total acquisition and development costs, including borrowing. Since the formation of the partnership, 27.5% of these fees were paid to the partnership's related parties, leaving a remaining maximum of 5.5% ($633,325) of the gross offering proceeds. The ultimate amount of these costs will be determined once the properties are fully developed and leveraged.

NOTE  2  -  RELATED  PARTY EXPENSE REIMBURSEMENT  AND  FEE  ARRANGEMENT
(CONTINUED)

The total management fees paid to the Managing General Partner were $41,073 and $38,315 for the nine months ending September 30, 1996, and 1995, respectively; while total reimbursement of expenses were $131,201 and $111,962, respectively.

The Managing General Partner will reduce its future participation in proceeds from sales by an amount equal to the loss on the abandonment of option fees in 1988 ($110,000), and interest on the amount at a rate equal to that of the borrowed funds rate as determined by construction or permanent funds utilized by the Partnership.

NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account at September 30, 1996 and December 31, 1995 are as follows:
                                 September 30,   December 31,
                                      1996           1995

Land                               $2,774,392     $2,774,392
Building and Improvements           5,546,895      4,744,102
Tenant Improvements                 1,011,992      1,118,811
Investment property, at cost        9,333,279      8,637,305
Less:                accumulated depreciation
      and amortization            (1,539,593)    (1,474,003)
     valuation allowance            (469,000)      (469,000)

     Investment property, net      $7,324,686     $6,694,302

NOTE 4 - DUE FROM JOINT VENTURE

The receivable represents funds advanced to Capital Builders Roseville Venture (Note 5), which earned interest at 8.24% and 10.5% at September 30, 1996 and 1995, approximately the same rate paid for similar borrowings. The receivable includes $149,402 and $121,088 of accrued interest at September 30, 1996, and December 31, 1995. Interest income earned on the note was $81,457 and $84,854 for the nine months ended September 30, 1996 and 1995, respectively. The receivable is unsecured and is due and payable on demand.

The note due from Joint Venture has been evaluated for collectability under the provisions of this statement. Based on the evaluation performed, no impairment has been recognized as of September 30, 1996.

NOTE 5 - INVESTMENT IN JOINT VENTURE

The investment in Joint Venture represents a 40% equity interest in a Joint Venture with Capital Builders Development Property, a related partnership which has the same general partner. The investment is accounted for on the equity method.

NOTE 5 - INVESTMENT IN JOINT VENTURE (CONTINUED)

The balance sheets of the Joint Venture as of September 30, 1996, and December 31, 1995, are as follows:

                                  September 30,  December 31,
                                         1996           1995
Assets
  Cash                             $    3,967     $   67,628
  Accounts receivable                  40,541         69,304
  Land and buildings, net           3,188,056      3,318,113
  Leasing commissions, net             42,046         47,265
  Other assets, net                    63,175         73,331

Total assets                       $3,337,785     $3,575,641

Liabilities and Equity
  Notes Payable                    $3,467,037     $3,500,000
  Loan payable to affiliate         1,429,883      1,231,089
  Accounts payable and accrued
       liabilities                     19,673          9,412
  Tenant deposits                      50,694         55,059
  Capital, CBDP                     (977,701)      (731,951)
  Capital, CBDP II                  (651,801)      (487,968)

Total liabilities and equity       $3,337,785     $3,575,641

The Statement of Operations for Joint Venture for the years ended September 30, are as follows:

                                Nine Months Ended September 30,
                                      1996            1995
Revenues
  Rental income                      $490,067       $455,333
  Interest income                         834          1,230
Total income                          490,901        456,563

Expenses
  Operating expenses                   93,872         89,610
  Repairs and maintenance              56,455         59,559
  Property taxes                       33,117         32,583
  Interest                            295,845        347,043
  General and administrative            6,896          6,521
  Depreciation and amortization       168,099        204,844
Total expenses                        654,284        740,160

Net loss                           $(163,383)     $(283,597)
Capital Builders Development
  Properties II share of net loss   $(65,352)     $(113,439)


NOTE 6 - NOTE PAYABLE

The mini-permanent loan of $3,625,000 with interest at the bank's prime rate (8.75% at September 22, 1995) plus 1.5% was refinanced with a $5,000,000 mini-permanent fixed interest rate loan on September 22,
1995.   The  loan's  fixed interest rate is 8.89% and requires  monthly principal  and  interest payments of $41,789, which  is  sufficient  to
amortize the loan over 25 years. The loan is due October 1, 2002.   The
note is collateralized by a first deed of trust on Phase I for land, building and improvements.


NOTE 7 - RENTAL LEASES

The Partnership leases its properties under long term non-cancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the years ending December 31 are as follows:

               1996                $  832,674
               1997                   543,893
               1998                   445,735
               1999                   302,851
               2000                    66,176
               Thereafter              22,182
                    Total          $2,213,511

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Partnership in estimating its fair value disclosures for financial instruments.

     Cash and cash equivalents, Investment securities, Accounts receivable, net, Due from Joint Venture, and Accounts payable and accrued liabilities
     The carrying amount approximates fair value because of the short maturity of these instruments.

     Note payable
     The fair value of the Partnership's Note Payable is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Partnership for debt of the same remaining maturities.

The estimated fair values of the Partnership's financial instruments as of September 30, 1996 are as follows:

                                   Carrying       Estimated
                                    Amount        Fair Value
Assets
Cash and cash equivalents      $  1,133,814    $  1,133,814
Accounts receivable, net            138,555         138,555
Due from Joint Venture            1,429,884       1,429,884

Liabilities
Note payable                      4,943,413       4,943,413
Accounts payable and accrued
    Liabilities                 $   317,542     $   317,542

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


      ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership commenced operations on May 22, 1986, upon the sale of the minimum number of Limited Partnership Units. The Partnership's initial source of cash was from the sale of Limited Partnership Units. Through the offering of Units, the Partnership has raised $11,515,000 (represented by 23,030 Limited Partnership Units). Cash generated from the sale of Limited Partnership Units has been used to acquire land and for the development of a mixed use commercial project and a 40% interest in a commercial office project.

The  Partnership's  primary  current sources  of  cash  are  from  cash
reserves,  investment  income,  and  property  rental  income.   As  of
September 30, 1996, the Partnership had $1,133,814 in cash reserves.

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

     ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Partnership's ability to maintain or improve cash flow is dependent upon its ability to maintain and improve the occupancy of its investment properties. The Partnership's financial resources appear to be adequate to meet current year's obligations, and no adverse change in liquidity is foreseen.

Results of Operations

The Partnership's total revenues increased by $95,764 (10.7%) for the nine months ended September 30, 1996, as compared to September 30, 1995. Total expenses, net of depreciation, also increased by $73,613 (10.2%), while depreciation expense decreased by $225,863 (45%) for the nine months ended September 30, 1996, as compared to September 30,
1995. In addition, the loss on the investment in Joint Venture decreased by $48,087 in 1996 as compared to 1995, all resulting in a decrease of net loss of $296,101 (68%) for the nine months ended September 30, 1996, as compared to September 30, 1995.

The increase in revenues is due to an increase in rental rates, and a $35,000 settlement for past due rent which had been written-off in 1994. Revenues also increased due to an increase in interest income. This increase is due to interest earned on cash reserves generated by the refinancing of the project's note payable (see Note 6 of the Notes to Financial Statements).

Expenses, net of depreciation, increased for the nine months ended September 30, 1996, as compared to September 30, 1995, due to the net effect of: a) $20,785 (11.7%) increase in operating expenses primarily due to an increase of marketing costs associated with Phase II, plus an increase in utilities relating to an increase in occupancy of the office building, b) $15,864 (14%) decrease in repairs and maintenance due to the re-carpeting and repainting of the office building's common area during the third quarter of 1995, c) $9,772 (21.2%) increase in property taxes due to a tax refund received in 1995 for a temporary reduction in the property's assessed value, d) $44,539 (15.4%) increase in interest costs due to an increase in the loan balance (the additional loan proceeds are to be used to fund additional Phase II improvements, see Liquidity and Capital Resources for further discussion), and e) $14,381 (15%) increase in general and administrative costs due to an increase in investor services, and the timing of accounting fees.

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

                         CAPITAL BUILDERS DEVELOPMENT PROPERTIES II a California Limited Partnership

                              By:  Capital Builders, Inc.
                                   Its Corporate General Partner


Date:                         By:_____________________________________
                                   Michael J. Metzger
                                   President


Date:                         By:______________________________________
                                   Kenneth L. Buckler
                                   Chief Financial Officer