Form 10-K
period 1996-12-31
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 1997-03-31
CIK 791452

29

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K

       [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934


For the fiscal year ended               Commission File Number
December 31, 1996                       33-4682


           CAPITAL BUILDERS DEVELOPMENT PROPERTIES II,
                A CALIFORNIA LIMITED PARTNERSHIP
     (Exact name of registrant as specified in its charter)


         California                               77-0111643
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification No.)

4700 Roseville Road, Suite 206, North Highlands, California 95660
(Address of principal executive offices)                Zip Code

Registrant's telephone number, including area code: (916)331-8080

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

As of December 31, 1996 the aggregate Limited Partnership Units held by nonaffiliates of the registrant was 23,030. There is no market for the Units.

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

ITEM 1.   BUSINESS

(a)  General Development of Business

Capital Builders Development Properties II (the "Partnership") is a publicly held limited partnership organized under the provisions of the California Revised Limited Partnership Act pursuant to the Limited Partnership Agreement dated February 6, 1986, as amended (the "Agreement"). The Partnership commenced on May 22, 1986 and shall continue in full force and effect until December 31, 2021 unless dissolved sooner by certain events as described in the Agreement. The Managing General Partner is Capital Builders, Inc., a California Corporation (CB). The Associate General Partners are the sole shareholder, President and Director of CB, and four founders of CB.

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

(b)  Financial Information about Industry Segments

The Partnership is in the business of real estate development and is not a significant factor in its industry. The Partnership's investment properties are located near major urban areas and, accordingly, compete not only with similar properties in their immediate areas but with hundreds of properties throughout the urban areas. Such competition is primarily on the basis of locations, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the purchase and sale of land, primarily on the basis of the prices and terms of such transactions.

(c)  Narrative Description of the Business

The Partnership's business objective is to complete the development of its existing land with light industrial and office buildings for lease and eventual sale. The primary investment objective of the Partnership is to realize capital appreciation from the sale of the Properties developed by it some three to five years after such Properties have been placed in service. A secondary investment objective is to generate cash from the leasing of Partnership Properties pending their sale for distribution to the Limited Partners, although it is not presently anticipated that the amount of such cash available for distribution to the Limited Partners will be significant. Since the Partnership has not sold its investment properties, it has not achieved its investment goals as yet. Although investor returns cannot be accurately determined until the investment properties are sold, due to the additional time required to lease up the investment properties, the decline in real estate values and the California recession, it is anticipated that ultimate returns will be less than initially projected. Funds obtained by the Partnership from the sale of Limited Partnership Units have been used to acquire equity interest in one piece of land for development and a 40% equity interest in another for development in accordance with its investment objective.

On April 10, 1987, the Partnership entered into a joint venture called Capital Builders Roseville Venture ("JV") with Capital Builders Development Properties ("CBDP"), a California limited partnership. The Partnership and CBDP are affiliates as they have the same General Partner, but there are no direct transactions between the respective Partnerships. The Partnership contributed $900,000 resulting in a 40% interest in the profits, losses and cash distributions of the JV. CB, the Managing General Partner of the Partnership, has the same rights and obligations with respect to the JV's operations and management as it may exercise as Managing General Partner of the Partnership. The JV shall continue in full force and effect until December 31, 2010 unless dissolved sooner by mutual agreement, sale of the investment property, default by a joint venture partner or by filing of bankruptcy by one of the joint partners.

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

ITEM 2.   PROPERTIES

The Partnership owns 100% equity interest in a property called Highlands 80 Commerce Center ("H80") and a 40% joint venture interest in another property called Capital Professional Center ("CPC"). H80 is a three phase development. Phase I is a 109,000 square foot office/industrial project consisting of five multi-tenant buildings. Phase II consists of approximately 45,921 square feet of two, one-story light industrial/office space buildings and Phase III consists of one 29,000 square foot office building. The Partnership is currently proceeding with the development of Phase II, in which one building consisting of
26,141 square feet was completed in early 1997.    The remaining
19,780 square foot building of Phase II is estimated to start construction during the second quarter of 1997. Remaining Phase II development costs are estimated to be approximately $1,590,000. Funds for these improvements will come from existing cash reserves, property income, and additional borrowings.

Additional information about the individual properties follows:

                                          H80                 CPC
  Ownership Percentage:                  100%                 40%

  Acquisition Date:            April 30, 1987      April 13, 1987

  Location:               North Highlands, CA       Roseville, CA

  Present Monthly
       Effective Average
       Base Rent Per Square Foot:       $0.87               $1.53

  Square Footage Mix:
       Office                          21,966              40,397
       Industrial                      87,119

  Leased Occupancy at
       December 31:      1996             78%                 95%
                         1995             86%                 95%
                         1994             84%                100%
                         1993             77%                 96%
                         1992             80%                 78%


  Current Year Depreciation:         $300,307            $178,025

  Method of Depreciation:       Straight Line       Straight Line

  Depreciation Life:                 40 Years            40 Years
                           Bldg. Improvements  Bldg. Improvements
                               Life of Lease        Life of Lease
                          Tenant Improvements Tenant Improvements

  Total cost:                      $8,912,355          $4,172,587

  Encumbrances:                    $4,928,442          $3,455,591

Additional information about the individual properties follows:
(continued)

Tenant occupying more           H80                 CPC
than 10% of square
footage and nature of         ESL, Inc.        Coldwell Banker
business:                     (Defense         (Residential Real
                              Contractors)     Estate Brokerage)
USA Properties                                    (Real Estate
Developer)

H80 is held subject to an encumbrance which is more fully described under Note 6 of the Partnership's financial statements included under Item 8 which is incorporated herein by reference.

CPC is held subject to a permanent loan in the original amount of $3,500,000. The interest rate is fixed at 8.24%1 and is due and payable on January 1, 2001. The balance of the loan at December 31, 1996 is $3,455,591. Payments are monthly principal and interest amortized over 25 years. The note is collateralized by a first deed of trust on the land, building and improvements.

Both properties are being leased to a wide variety of tenants in a diversity of industries. Leases are typically three to five years in term and provide for free rent periods, at inception, equal to approximately one month per year of lease term. Some leases contain options to extend the term of the lease.

The Partnership's investment properties are located in major urban areas and, therefore, must compete with properties of greater and lesser quality. Such competition is based primarily on rent, location, services and amenities. The properties are suitable for their current and anticipated use.

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

As of December 31, 1996, there were 1,906 holders and 23,030
Limited Partnership Units outstanding.

ITEM 6.   SELECTED FINANCIAL DATA
The following constitutes a summary of selected consolidated financial data for the following periods (000's omitted except net loss per Limited Partnership Unit):

                       1996     1995     1994     1993     1992
Revenues             $1,224   $1,208   $1,089   $1,079     $995

Net Loss             ($268)   ($583)   ($697) ($1,173)   ($643)

Net Loss per Limited
  Partnership Unit ($11.54) ($25.05) ($29.97) ($50.41) ($27.65)

Total Assets         $9,953   $9,934   $8,910   $9,441  $10,610

Notes and Loans
  Payable            $4,928   $4,986   $3,577   $3,598   $3,620


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

During the fiscal year ended December 31, 1996, the Partnership incurred a decrease in accounts receivable of $74,902 and an increase of $85,171 in accounts payable and accrued liabilities, which contributed towards $274,763 in cash provided by operating activities.

In addition, the Partnership generated $22,050 in cash flow from investing activities during 1996 as a result of the following:
1) The Partnership's investment of $1,214,118 in U.S. Treasury Bills matured and was converted into cash, 2) $225,000 in affiliate loan advances were provided to its joint venture, 3) Tenant improvements to the Partnership's existing buildings of approximately $99,500 and approximately $992,000 for the development of Phase II was incurred (See Item 2 of the Form 10K for further discussion), and 4) $124,480 of proportionate ownership distributions were paid to the Partnership from the Joint Venture.

The Partnership's primary current sources of cash are from excess cash and property rental income.

It is the Partnership's investment goal to utilize existing capital resources for continued leasing operations (tenant improvements and leasing commissions) and further development of its investment properties. The Partnership is currently proceeding with the development of Phase II, consisting of approximately 45,921 square feet of two, one-story Light Industrial/Office space buildings. One building of Phase II, consisting of 26,141 square feet has been completed. The remaining 19,780 square foot building is estimated to start construction during the second quarter of 1997. Remaining Phase II development costs are estimated to be approximately $1,590,000.
Funds for these improvements will come from existing cash reserves, property income, and additional borrowings.

As of December 31, 1996, there is an uncertainty in the ability of the Partnership's Joint Venture Partner, Capital Builders Development Properties, to continue as a going concern. If Capital Builders Development Properties failed to continue its operations, then either the Joint Venture property would be sold and all proceeds net of the Joint Venture's Note Payable would be applied towards the payment of the Partnership's affiliate loan (with any excess funds being distributed to the Joint Venture Partners according to their ownership percentages), or the Partnership would convert its affiliate loan to equity (based on a current appraised value of the Joint Venture property), and any remaining equity would be paid to Capital Builders Development Properties in accordance with the Joint Venture agreement, thereby dissolving the Joint Venture, with the Partnership retaining 100% ownership of Capital Professional Center. If either event occurred, there would not be an adverse impact on the Partnership's liquidity.

The Partnership's ability to maintain or improve cash flow is dependent upon its ability to maintain and improve the occupancy of its investment properties. The Partnership's financial resources appear to be adequate to meet current year's obligations and no adverse change in liquidity is foreseen.

Results of Operations

1996 vs 1995

The Partnership's total revenues increased by $15,982 (1.3%) in fiscal year 1996 compared to 1995. Total expenses exclusive of depreciation also increased by $77,828 (7.9%), while depreciation expense decreased by $297,560 (46.4%) in fiscal year 1996 compared to 1995. In addition, the loss on the investment in joint venture decreased by $78,610 in 1996 compared to 1995, all resulting in a decrease in net loss of $314,324 (53.9%) from fiscal year 1996 to 1995.

The increase in revenues is primarily due to a $35,000 settlement for past due rent which had been written-off in 1994.

The Sacramento market in which the property is located is continuing to improve. Vacancy factors are beginning to decline, while market rents are starting to increase. During the last quarter of 1996, Highlands 80 recognized a temporary decline in occupancy due to a large tenant downsizing, but interest by potential tenants is increasing and it is Management's opinion that the property should achieve a stabilized occupancy during fiscal year 1997.

Expenses, exclusive of depreciation, increased for the fiscal year 1996 compared to 1995, due to the net effect of :
a) $37,565 (15.7%) increase in operating expenses due to the recognition of $16,944 in bad debt expense, an increase of project manager supervision costs associated with the development of Phase II, plus an increase in marketing costs associated with Phase II,
b) $4,574 (2.9%) decrease in repairs and maintenance due to the re-carpeting and repainting of the office building's common area performed during 1995, which exceeded the cost of repainting the entire project during 1996,
c) $8,189 (12.4%) increase in Property taxes due to a tax refund received in 1995 as a result of a reduction in the property's assessed value,
d) $15,541 (3.9%) increase in interest costs due to an increase in the average outstanding loan balance during 1996 (the additional loan proceeds have and will continue to be used to fund additional Phase II improvements, see Liquidity and Capital Resources for further discussion), and
e) $21,107 (16.6%) increase in general and administrative costs due to an increase in investor services, and legal fees.

Total expenses including depreciation decreased by $219,732 (13.5%) for the fiscal year 1996 compared to 1995. The decrease was primarily due to a decrease in depreciation expense of $297,560 (46.4%). The reduction of depreciation was the result of tenant improvement costs that were amortized during 1995, became fully amortized during the last quarter of 1995 and the first quarter of 1996. Many of the suites with fully amortized improvements were either re-leased or their leases renewed without requiring any major tenant improvement buildout, therefore reducing the recorded amount of amortization taken during fiscal year 1996.

1995 vs 1994

The Partnership's total revenues increased by $118,722 (10.9%) in fiscal year 1995 compared to 1994. Total expenses exclusive of depreciation also increased by $130,107 (15.2%) mainly due to an increase in interest costs, while depreciation expense decreased by $158,310 (19.8%) in fiscal year 1995 compared to 1994. In addition, the loss on the investment in joint venture increased by $32,570 in 1995 compared to 1994, all resulting in a decrease in net loss of $114,355 (16.4%) from fiscal year 1995 to 1994, respectively.

The increase in revenues is primarily due to an increase in occupancy and rental rate increases. Highlands 80 occupancy for the twelve months ended December 31, 1995 averaged 88% as compared to 84% in 1994.

Expenses exclusive of depreciation increased from the fiscal year
1995 to 1994 due to the net effect of:

a) $16,888 (7.6%) increase in operating expenses due to an increase in occupancy and the addition of two large tenants in which janitorial and utilities were provided for in 1995, b) $42,671 (37.9%) increase in repairs and maintenance expenses mainly due to the re-carpeting and repainting of the office building's common area, and also due to an increase in suite turnover costs (carpet replacement and repainting of suites), c) $9,756 (12.9%) decrease in property taxes due to a reduction in the assessed value obtained from Sacramento County, d) $87,477 (27.9%) increase in interest due to the increase in the lending bank's prime rate during the holding period of the variable rate loan with Sumitomo Bank and the increase in the borrowings outstanding in connection with the note payable refinancing (see
Note 6 of the Notes to the Financial Statements for discussion on Note Payable), e) $7,173 (5.3%) decrease in general administrative expenses due to improved efficiencies (see Note 2 of the Notes to the Financial Statements for discussion of reimbursed expenses paid to Managing General Partner).

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


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Page Number

INDEPENDENT AUDITORS' REPORT                                12

FINANCIAL STATEMENTS

13
     BALANCE SHEETS
     AS OF DECEMBER 31, 1996 AND 1995

     STATEMENTS OF OPERATIONS                               14
     FOR THE YEARS ENDED
     DECEMBER 31, 1996, 1995, AND 1994

     STATEMENTS OF PARTNERS' (DEFICIT) EQUITY               15
     FOR THE YEARS ENDED
     DECEMBER 31, 1996, 1995, AND 1994

     STATEMENTS OF CASH FLOWS                               16
     FOR THE YEARS ENDED
     DECEMBER 31, 1996, 1995, AND 1994

      NOTES TO FINANCIAL STATEMENTS                         17-25

SUPPLEMENTAL SCHEDULES

     SCHEDULE III                                           30
     REAL ESTATE AND ACCUMULATED DEPRECIATION

Financial schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in this report.



                  Independent Auditors' Report


The Partners
Capital Builders Development Properties II:

We have audited the accompanying balance sheets of Capital Builders Development Properties II, a California Limited Partnership, as of December 31, 1996 and 1995, and the related statements of operations, partners' (deficit) equity and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Builders Development Properties II as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 4 to the financial statements, the Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures on January 1, 1995.



Sacramento, California                  KPMG Peat Marwick LLP
February 5, 1997


 PART 1 - FINANCIAL INFORMATION

            Capital Builders Development Properties II
                     (A California Limited Partnership)

                          BALANCE SHEETS

                                       December 31    December 31
                                              1996           1995
ASSETS
 Cash and cash equivalents                $701,828       $462,947
 Investment securities                   - - - - -      1,214,118
 Accounts receivable, net                   68,724        143,626
 Due from joint venture                 1,514,788      1,231,089
 Investment property, at cost, net
  of accumulated depreciation and
  amortization of $1,426,812 and
  $1,474,003 and valuation allowance
  of $0 and $469,000 at December 31,
  1996 and 1995, respectively           7,485,543      6,694,302

 Lease commissions, net of
   accumulated amortization of
   $52,498 and $55,532 at December 31,
   1996 and 1995, respectively              78,635         71,477

 Other assets, net of accumulated
  amortization of $19,419 and $3,885
  at December 31, 1996 and 1995,
  respectively                            103,815        116,694

 Total assets                           $9,953,333     $9,934,253

 LIABILITIES AND PARTNERS' EQUITY
   Note payable                         $4,928,442     $4,986,374
   Accounts payable and accrued
      liabilities                          158,405         14,535
   Tenant deposits                          48,995         54,502
    Share of joint venture deficit         695,094        487,968

 Total liabilities                       5,830,936      5,543,379

   Commitments and contingencies

   Partners' (Deficit) Equity:
     General Partners                     (54,607)       (51,922)
     Limited Partners                    4,177,004      4,442,796

 Total Partners' equity                 $4,122,397      4,390,874

     Total liabilities and
        Partners' equity                $9,953,333     $9,934,253

 See accompanying notes to the financial statements.

           Capital Builders Development Properties II
               (A California Limited Partnership)

                    STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31,

                                    1996        1995        1994

 Revenues
   Rental and other income    $1,101,978  $1,051,084    $990,657
   Interest income               121,977     156,889      98,594

 Total revenues                1,223,955   1,207,973   1,089,251

 Expenses
   Operating expenses            276,165     238,600     221,712
   Repairs and maintenance       150,718     155,292     112,621
   Property taxes                 74,323      66,134      75,890
   Interest                      416,264     400,723     313,246
   General and administrative    148,543     127,436     134,609
   Depreciation and
     amortization                343,774     641,334     799,644

 Total expenses                1,409,787   1,629,519   1,657,722

   Loss before joint venture
     interest                  (185,832)   (421,546)   (568,471)

   Loss from investment in
     joint venture              (82,645)   (161,255)   (128,685)

 Net loss                      (268,477)   (582,801)   (697,156)

 Allocated to General Partners   (2,685)     (5,828)     (6,971)

 Allocated to Limited Partners($265,792)  ($576,973)  ($690,185)

 Net loss per Limited
   Partnership Unit             ($11.54)     ($25.05)    ($29.97)

 Average Units outstanding        23,030      23,030      23,030



See accompanying notes to the financial statements.

            Capital Builders Development Properties II
                (A California Limited Partnership)

             STATEMENTS OF PARTNERS' (DEFICIT) EQUITY
           YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                                         Total
                              General     Limited    Partners'
                             Partners    Partners       Equity



Balance at December 31, 1993  (39,123)    5,709,954   5,670,831

      Net loss                 (6,971)    (690,185)   (697,156)

Balance at December 31, 1994  (46,094)    5,019,769   4,973,675

     Net Loss                  (5,828)    (576,973)   (582,801)

Balance at December 31, 1995  (51,922)    4,442,796   4,390,874

      Net loss                 (2,685)    (265,792)   (268,477)

Balance at December 31, 1996,($54,607)   $4,177,004  $4,122,397



See accompanying notes to the financial statements.




                            STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                                                1996         1995        1994
Cash flows from operating activities:
 Net loss                                 ($268,477)   ($582,801)  ($697,156)
   Adjustments to reconcile net
   loss to cash flow provided by/
   (used in) operating activities:
 Depreciation and amortization               343,774      641,334     799,644
 Equity in losses of Joint Venture            82,645      161,255     128,685
 Uncollected interest earned from
   Joint Venture                             - - - -    (115,684)     - - - -
 Changes in operating assets and
   liabilities
 Decrease/(Increase) in accounts
   receivable                                 74,902        8,514    (37,438)
 Increase in leasing commissions            (35,091)     (28,785)    (51,785)
 Increase in other assets                    (2,654)    (119,160)       (331)
 Increase  in accounts payable
   and accrued liabilities                    85,171          554       3,653
 Decrease in tenant deposits                 (5,507)        (558)     (8,455)

   Net cash provided by/(used
     in)operating activities                 274,763     (35,331)     136,817

Cash flows from investing activities:
 Proceeds from (Investment in)
   securities                              1,214,118  (1,214,118)     - - - -
 Increase in advances to joint venture     (225,000)    (105,000)   (180,405)
 Improvements to investment properties   (1,091,548)    (133,530)   (317,966)
 Distributions from joint venture            124,480       36,400      63,601

   Net cash provided by/(used in)
     investing activities                     22,050  (1,416,248)   (434,770)

Cash flows from financing activities:
 Proceeds from issuance of debt              - - - -    1,433,740     - - - -
 Payments of debt                           (57,932)     (24,306)    (21,360)

   Net cash (used in)/provided by
     financing activities                  (57,932)    1,409,434    (21,360)

Net increase/(decrease) in cash
 and cash equivalents                        238,881     (42,145)   (319,313)

Cash and cash equivalents, beG. of period    462,947      505,092     824,405

Cash and cash equivalents, end of period    $701,828     $462,947    $505,092

Supplemental disclosure:
 Cash paid for interest                     $416,264     $400,723    $313,246

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

The Partnership is in the business of real estate development and is not a significant factor in its industry. The Partnership's investment properties are located near major urban areas and, accordingly, compete not only with similar properties in their immediate areas but with hundreds of properties throughout the urban areas. Such competition is primarily on the basis of locations, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar companies, real estate investment trusts and financial institutions) with respect to the purchase and sale of land, primarily on the basis of the prices and terms of such transactions.

Investment Securities

Investment securities at December 31, 1995 consisted of U.S. Treasury Bills. As of December 31, 1995 the Partnership's securities consisted of held-to-maturity securities having a maturity date of less than one year. As of December 31, 1995, the amortized cost of the securities approximates estimated market value. Investment securities matured during 1996.

A decline in the market value of any held-to-maturity security below cost that is deemed other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or credited over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Interest income is recognized as earned. As of December 31, 1995, there have been no impairments, premiums or discounts recognized.

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

Investment Properties

The Partnership adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1995. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Partnership's financial position, results of operations, or liquidity.

Prior to the adoption of SFAS No. 121, the Partnership recorded a valuation allowance for losses which represented the excess carrying value of individual properties over their estimated net realizable value. The valuation allowance included in the accompanying balance sheet at December 31, 1995 was $469,000. During 1996, this valuation allowance was allocated against the cost basis of the land and building and improvements to be consistent with the methodology of SFAS No. 121.

The Partnership's investment property consists of commercial land, buildings and leasehold improvements that are carried net of accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives of three to forty years. The straight-line method of depreciation is followed for financial reporting purposes.

Other Assets

Included in other assets are loan fees. Loan fees are amortized over the life of the related note.

Lease Commissions

Lease commissions are being amortized over the related lease terms.

Income Taxes

The Partnership has no provision for income taxes since all income or losses are reported separately on the individual
Partners' tax returns.

Investment in Joint Venture

Equity investments of 20 to 50% are accounted for by the equity method. Under this method, the investments are recorded at initial cost and increased or decreased for the Partnership's share of income and losses, and decreased for distributions.

Revenue Recognition

Rental income is recognized on a straight-line basis over the life of the lease, which may differ from the scheduled rental payments.

Net Loss per Limited Partnership Unit

The net loss per Limited Partnership Unit is computed based on the weighted average number of Units outstanding during the year of 23,030 in 1996, 1995, and 1994.

Statement of Cash Flows

For purposes of the statement of cash flows, the Partnership considers all short-term investments with a maturity, at date of purchase, of three months or less to be cash equivalents.

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


NOTE 2 - RELATED PARTY EXPENSE REIMBURSEMENT AND FEE
          ARRANGEMENT

The Managing General Partner (Capital Builders, Inc.) and the Associate General Partners are entitled to reimbursement of expenses incurred on behalf of the Partnership and certain fees from the Partnership. These fees include: a portion of the sales commissions payable by the Partnership with respect to the sale of the Partnership Units; an acquisition fee of up to 12.5% of gross proceeds from the sale of the Partnership Units; a property management fee up to 6% of gross rental revenues realized by the Partnership with respect to its properties; a subordinated real estate commission of up to 3% of the gross sales price of the properties; and a subordinated 25% share of the Partnership's distributions of cash from sales or refinancing. The property management fee currently being charged is 5% of gross rental revenues collected.

All acquisition fees and expenses, all underwriting commissions, and all offering and organizational expenses which can be paid are limited to 20% of the gross proceeds from sales of Partnership Units provided the Partnership incurs no borrowing to develop its properties. However, these fees may increase to a maximum of 33% of the gross offering proceeds based upon the total acquisition and development costs, including borrowing. Since the formation of the Partnership, 27.5% of these fees were paid to the Partnership's related parties, leaving a remaining maximum of 5.5% ($633,325) of the gross offering proceeds. The ultimate amount of these costs will be determined once the properties are fully developed and leveraged.

The total management fees paid to the Managing General Partner were $52,947, $51,310 and $46,928 for the years ended December 31, 1996, 1995, and 1994, respectively, while total reimbursement of expenses were $176,641, $151,877 and $163,867, respectively.

The Managing General Partner will reduce its future participation in proceeds from sales by an amount equal to the loss on the abandonment of option fees in 1988 ($110,000) and interest on the amount at a rate equal to that of the borrowed funds rate as determined by construction or permanent funds utilized by the Partnership.


NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account at December 31, are as follows:

                                         1996             1995
Land                               $2,622,014       $2,774,392
Building and Improvements           5,449,418        4,744,102
Tenant Improvements                   840,923        1,118,811
Investment property, at cost        8,912,355        8,637,305
Less: accumulated depreciation
      and amortization            (1,426,812)      (1,474,003)
     valuation allowance            - - - - -        (469,000)

Investment property, net           $7,485,543       $6,694,302



NOTE 4 - DUE FROM JOINT VENTURE

The receivable represents funds advanced to Capital Builders Roseville Venture (Note 5) which earns interest at 8.24% at December 31, 1996 and 1995, approximately the same rate paid for other borrowings. The receivable includes $58,699 of deferred interest income included in accounts payable and accrued liabilities at December 31, 1996. Interest income earned on the note was $52,662, $115,684 and $78,425 for the years ended December 31, 1996, 1995, and 1994, respectively. The receivable is unsecured and is due and payable on demand.

The Partnership's management is currently evaluating the effect of converting all or a portion of the affiliate loan to equity in the Joint Venture based on the Joint Venture's current market value. This would increase the Partnership's current 40% ownership in the Joint Venture, would decrease or eliminate the affiliate loan, and would decrease or eliminate the 60% ownership of its Joint Venture Partner, Capital Builders Development Properties.

As discussed in Note 1, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures", effective January 1, 1995.

The note due from joint venture has been evaluated for collectability under the provisions of this statement. Based on management's analysis of the fair value of the underlying net assets of the joint venture, no impairment loss is required to be recognized.

NOTE 5 - INVESTMENT IN JOINT VENTURE

The investment in joint venture represents a 40% equity interest in a joint venture with Capital Builders Development Property, an affiliated Partnership which has the same General Partner. The investment is accounted for on the equity method.

The balance sheets of the joint venture as of December 31, are as follows:

                                         1996             1995
Assets
  Cash                                 23,657          $67,628
  Accounts receivable                  33,437           69,304
  Land and buildings, net           3,163,465        3,318,113
  Leasing commissions, net             42,234           47,265
  Other assets, net                    60,761           73,331

     Total assets                  $3,323,554       $3,575,641

Liabilities and Equity
  Note  payable                    $3,455,591       $3,500,000
     Loan payable to affiliate      1,514,788        1,231,089
     Accounts payable and accrued
     liabilities                       37,292            9,412
  Tenant deposits                      53,611           55,059
  Capital, CBDP                   (1,042,634)        (731,951)
  Capital, CBDP II                  (695,094)        (487,968)

     Total liabilities and capital $3,323,554       $3,575,641



The Statements of Operations for the joint venture for the years ended December 31, are as follows:

                                    1996   1995             1994
Revenues
 Rental income                  $670,496   $ 611,202   $ 657,179
 Interest income                   1,029       1,468       1,190

          Total income           671,525     612,670     658,369

Expenses
 Operating expenses              125,917     122,821     137,115
 Repairs and maintenance          82,447      75,195      66,557
 Property taxes                   44,842      43,800      42,885
 Interest                        397,068     471,939     370,594
 General and administrative        8,894       6,768       3,823
 Depreciation and amortization   218,968     295,284     359,108

          Total expenses         878,136   1,015,807     980,082

Net loss                      ($206,611)  ($403,137)  ($321,713)

Capital Builders Development
 Properties II share of
 net loss                      ($82,645)  ($161,255)  ($128,685)


NOTE 6 - NOTE PAYABLE

A mini-permanent loan of $3,625,000 with interest at the bank's prime rate (8.75% at September 22, 1995) plus 1 1/2% was refinanced with a $5,000,000 mini-permanent fixed interest rate loan on September 22, 1995. The loan's fixed interest rate is 8.95% and requires monthly principal and interest payments of $41,789, which is sufficient to amortize the loan over 25 years. The loan is due October 1, 2002. The note is collateralized by a first deed of trust on Phase I land, building and improvements.

Scheduled principal payments during 1997, 1998, 1999, 2000, and
2001, and thereafter are $62,866, $68,728, $75,138, $82,146,
$89,807,  and $4,549,757, respectively.

NOTE 7 - RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

A reconciliation of the financial statement method of accounting to the Federal income tax method of accounting for the years ended December 31 are as follows:

                                    1996        1995        1994

Net loss - financial          ($268,477)  ($582,801)  ($697,156)

Adjustments
 resulting from:
 Book to tax difference in
   depreciation and
   amortization                  236,810     452,864     589,634

 Net loss - tax method         ($31,667)  ($129,937)  ($107,522)

Partners' equity - financial  $4,122,397  $4,390,874  $4,973,675

Increases
 resulting from:
 Book to tax difference in
  depreciation and
  amortization and
  valuation allowances        2,861,161   2,624,351   2,171,487
 Selling expenses for
   Partnership Units           1,713,666   1,713,666   1,713,666

Partners' equity - tax        $8,697,224  $8,728,891  $8,858,828

 Taxable loss per Limited
  Partnership Unit after
  giving effect to the
  taxable loss allocated
  to the General Partner        ($1.36)     ($5.59)     ($4.62)


NOTE 8 - LEASES

The Partnership leases its properties under long term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the years ending December 31 are as follows:

                         1997               $619,802
                         1998                454,187
                         1999                253,715
                         2000                 97,544
                         2001                 39,950
                         Thereafter            - 0 -
                         Total            $1,465,198
NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Partnership in estimating its fair value disclosures for financial instruments.

     Cash and cash equivalents, Investment securities and Due from joint venture
     The carrying amount approximates fair value because of the short maturity and or liquid nature of these instruments.

     Note payable
     The fair value of the Partnership's Note Payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Partnership for debt of the same remaining maturities.

The estimated fair values of the Partnership's financial instruments as of December 31 are as follows:

                             1996                   1995
                     Carrying    Estimated  Carrying   Estimated
                        Amount  Fair Value     Amount Fair Value

Assets
  Cash and cash
     equivalents      $701,828    $701,828   $462,947   $462,947
  Investment
     securities        - - - -     - - - -  1,214,118  1,214,118
  Due from
     joint venture   1,514,787         (A)  1,231,089        (A)

Liabilities
  Note payable      $4,928,442  $4,928,442 $4,986,374 $4,986,374


(A) It is not practicable to determine the fair value of the Due from joint venture due to the related party nature of the arrangement.



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

MANAGING GENERAL PARTNER

The Partnership is being managed by CB, the Managing General Partner. CB is a California corporation organized in May 1978, with its executive offices at 4700 Roseville Road, Suite 206, North Highlands, California 95660 (telephone number 916-331-
8080). To date, CB has organized ten partnerships to engage in commercial real estate development. As the General Partner, CB may be responsible for certain liabilities that a partnership it manages is unable to pay. In addition, CB, in the normal course of business, has guaranteed certain debt obligations of the Partnerships it sponsored aggregating $3,440,000.

The officers, directors, and key personnel of CB are as follows:

           Name                               Office
           Michael J. Metzger            President and Director
           Mark J. Leggio                Director
           Ellen Wilcox                  Director

Michael J. Metzger: Mr. Metzger, 52, is responsible for the general management of CB. Mr. Metzger assumed responsibility for the management of CB in December 1986. He was formerly the Executive Vice-President of The Elder-Nelson Company (EN) and its subsidiary, the Elder-Nelson Equities Corporation - affiliated companies which provided underwriting and administrative services to CB. Prior to joining EN in 1977, Mr. Metzger was Partner/General Manager for two years in his family's real estate contracting, development and syndication business. Mr. Metzger has also had five years of experience in manufacturing management and served as an Army Officer for four years. Mr. Metzger holds a B.S. degree in Business and Industrial Management as well as licenses in Real Estate, Securities and Insurance.

Ellen Wilcox: Ellen Wilcox is the Owner/Manager of Wilcox Financial Services, a Registered Investment Advisor in San Carlos CA. She is licensed in General Securities and Insurance through Linsco/Private Ledger, an NASD Registered Broker/Dealer. As an Investment Advisor and Broker, Ms. Wilcox provides a full range of investment products and services to individuals and small business owners. She has been actively providing such services since 1986. Ms. Wilcox teaches classes on retirement planning, investment strategies, and basic money management. She is a popular speaker and lecturer on financial topics, has authored many published articles, and has appeared on several radio shows.

Mark J. Leggio: Mark Leggio is the Owner of Mark J. Leggio, CPA. He provides tax accounting and business consultation services to a wide variety of small and mid-size businesses. In addition, he is the founding shareholder and chief financial officer of Green Planet Juicery, Inc., located in the Sacramento area. From 1978 to 1995 he worked for KPMG Peat Marwick and was a managing partner when he left. Mr. Leggio holds a Bachelor of Science degree in Accounting from the University of Southern California, where he graduated cum laude with a 4.0 grade point average in his major.

ITEM 11.  EXECUTIVE COMPENSATION

The Partnership does not have any officers or employees and, therefore, does not pay compensation to such persons. The Partnership's business is conducted by the Managing General Partner which is entitled under Article IV of the Partnership Agreement to receive underwriting commissions, acquisition fees, property management fees, subordinated real estate commission, share of distribution and an interest in the Partnership. The Managing General Partner's fees totaled $52,947 in 1996, consisting entirely of property management fees which are calculated as 5% of gross rental revenues collected.

In addition to the fees described above, the General Partner is entitled to reimbursement for out of pocket expenses incurred on behalf of the Partnership. Such expenses aggregated $176,641 in 1996.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

The Managing General Partner contributed $1,000 to the
Partnership Capital accounts, however, no securities were issued in respect thereof. No person is known to the Partnership to own beneficially more than 5% of the Units.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership agreement (see Part IV, Item 14(a)(4) Exhibits) which was executed in 1985, authorized the compensation set forth below to be paid to the Managing General Partner and to affiliates of the Managing General Partner.

During the year ended December 31, 1996, the Managing General
Partner and/or its affiliate received $176,641 for reimbursement of administrative services and $52,947 for property management and administrative fees.


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


                               President
Michael J. Metzger                                 Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                      Title               Date

                          Associate General
Michael J. Metzger        Partner; President and
                          Director of Capital Builders,
                          Inc. ("CB")

                          Chief Financial
Kenneth L. Buckler        Officer of CB


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
          SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The Partnership has not sent an annual report or proxy statements to the Limited Partners and does not intend to send a proxy statement to the Limited Partners. The Partnership will send the Limited Partners an annual report and will furnish the Commission with copies of the annual report on or before April 30, 1997



_______________________________
1