Form 10-Q
period 1997-03-31
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 1997-05-15
CIK 791452

2

                               FORM 10-Q


                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.   20549




Three Months ended March 31, 1997       Commission File Number 33-4682




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

Yes  X    No ___

PART 1 - FINANCIAL INFORMATION

Capital Builders Development Properties
                   II
   (A California Limited Partnership)
             BALANCE SHEETS
                                            March 31        December 31
                                              1997             1996
ASSETS
  Cash and cash equivalents                  $  325,843       $  701,828
  Accounts receivable, net                       91,178           68,724
  Due from Joint Venture                      1,546,120        1,514,788
  Investment property, at cost, net
   of accumulated depreciation and
    amortization of $1,489,288 and
       $1,426,812 at March 31, 1997, and
    December 31, 1996, respectively           7,651,077        7,485,543

   Lease commissions, net of accumulated
     amortization of $59,844 and $52,498
     at March 31, 1997, and December 31,
    1996, respectively                           92,841           78,635

  Other assets, net of accumulated
    amortization of $23,303 and
    $19,419 at March 31, 1997 and
    December 31, 1996, respectively             102,276          103,815

                    Total assets             $9,809,335       $9,953,333

LIABILITIES AND PARTNERS' EQUITY
  Note payable                               $4,913,635       $4,928,442
  Accounts payable and accrued
    liabilities                                 120,142          158,405
  Tenant deposits                                46,345           48,995
  Share of Joint Venture deficit                713,967          695,094

                    Total liabilities         5,794,089        5,830,936

  Commitments and Contingencies
  Partners' Equity:
    General partner                            (55,678)         (54,607)
    Limited partners                          4,070,924        4,177,004

                 Total partners' equity       4,015,246        4,122,397

    Total liabilities and
      partners' equity                       $9,809,335       $9,953,333

 See accompanying notes to the financial
                             statements.

       STATEMENT OF OPERATIONS
     THREE MONTHS ENDED MARCH 31,

                                             1997             1996
Revenues
  Rental and other income                    $ 244,027         $260,963
  Interest income                                6,517           46,152

                    Total revenues             250,544          307,115
Expenses
  Operating expenses                            62,704           57,121
  Repairs and maintenance                       36,916           39,982
  Property taxes                                15,563           18,581
  Interest                                     104,101          111,469
  General administrative                        45,827           43,064
  Depreciation and
    amortization                                73,705           98,216

                      Total expenses           338,816          368,433

  Loss before Joint Venture                   (88,272)         (61,318)

  Loss on investment in Joint Venture         (18,873)         (26,504)

Net income (loss)                            (107,145)         (87,822)

Allocated to general partners                  (1,071)            (878)

Allocated to limited partners               $(106,074)        $(86,944)

Net loss per limited partnership unit       $   (4.61)        $  (3.78)

Average units outstanding                       23,030           23,030



         See accompanying notes to the
                  financial statements

         STATEMENTS OF CASH FLOWS
      FOR THE MONTHS ENDED MARCH 31,
                                                1997             1996
     Cash flows from operating activities:
  Net loss                                   $ (107,145)      $  (87,822)
  Adjustments to reconcile net loss
     to cash flow used in operating
     activities:
  Depreciation and amortization                   73,705           98,216
  Equity in losses of Joint Venture               18,873           26,504
  Uncollected interest earned from Joint        (31,333)        - - - - -
Venture
  Changes in assets and liabilities
    (Increase)/Decrease in accounts             (22,454)            8,989
receivable
    Increase in leasing commissions             (21,553)         (16,988)
    Increase in other assets                     (2,347)         (20,262)
    Decrease in accounts payable
      and accrued liabilities                   (38,263)          (1,420)
    (Decrease)/Increase in tenant deposits       (2,650)            2,268

          Net cash (used by)/provided by
          operating activities                 (133,167)            9,485

     Cash flows from investing activities:
  Investment in securities                     - - - - -         (15,118)
  Improvements to investment properties        (228,011)         (71,872)
  Distribution from Joint Venture              - - - - -           22,480

                Net cash used in investing
          activities                           (228,011)         (64,510)

     Cash flows from financing activities:
  Payments of debt                              (14,807)         (14,002)

                      Net cash provided by
          financing activities                  (14,807)         (14,002)

Net (decrease)/increase in cash                (375,985)         (69,027)

Cash, beginning of period                        701,828          462,947

Cash, end of period                           $  325,843       $  393,920

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

Due from Joint Venture

The Partnership adopted the provisions of Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure", on January 1, 1995. Management, considering current information and events regarding the borrowers ability to repay their obligations, considers a note to be impaired when it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate, the fair market value of collateral securing the note, if any or the note's observable market price. Impairment losses are included in the allowance for doubtful accounts through a charge to bad debt expense. Cash receipts on impaired notes receivable are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income, thereafter. Prior periods have not been restated. As of March 31, 1997, no impairments have been recognized.

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

Net Loss per Limited Partnership Unit

The net loss per Limited Partnership Unit is computed based on the weighted average number of Units outstanding during the year of 23,030 in 1997 and 1996.

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

The total management fees paid to the Managing General Partner were $12,039 and $13,054 for the three months ended March 31, 1997 and 1996, respectively, while total reimbursement of expenses were $46,757 and $42,820, respectively.

The Managing General Partner will reduce its future participation in proceeds from sales by an amount equal to the loss on the abandonment of option fees in 1988 ($110,000) and interest on the amount at a rate equal to that of the borrowed funds rate as determined by construction or permanent funds utilized by the Partnership.


NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account are as follows:

                               March 31,   December 31,
                                    1997           1996

Land                          $2,622,014     $2,622,014
Building and Improvements      5,469,609      5,449,418
Tenant Improvements            1,048,742        840,923
Investment property, at cost   9,140,365      8,912,355
Less: accumulated depreciation
      and amortization       (1,489,288)    (1,426,812)

Investment property, net      $7,651,077     $7,485,543


NOTE 4 - DUE FROM JOINT VENTURE

The receivable represents funds advanced to Capital Builders Roseville Venture (Note 5) which earns interest at 8.95% at March 31, 1997 and 1996, approximately the same rate paid for other borrowings. The receivable includes $90,032 of deferred interest income included in accounts payable and accrued liabilities at March 31, 1997. Interest income earned on the note was $31,333 and $25,291 for the years ended March 31, 1997 and 1996, respectively. The receivable is unsecured and is due and payable on demand.

The Partnership's management is currently evaluating the effect of dissolving the Roseville Joint Venture through the purchase of the Partnership's 60% ownership interest by CBDP II. This purchase would be accomplished by converting the entire affiliate loan balance owed to CBDP II to equity, and any remaining equity would be split proportionately among the Partnership and CBDP II according to the Joint Venture Agreement. Capital Professional Center was appraised on March 14, 1997 by an independent certified appraiser for the amount of $5,150,000.

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

The balance sheets of the joint venture are as follows:

                               March 31,   December 31,
                                    1997           1996
Assets
  Cash                           $24,360        $23,657
  Accounts receivable             40,529         33,437
  Land and buildings, net      3,128,345      3,163,465
  Leasing commissions, net        51,837         42,234
  Other assets, net               56,504         60,761

          Total assets        $3,301,575     $3,323,554

Liabilities and Equity
  Note  payable               $3,443,905     $3,455,591
     Loan payable to affiliate  1,546,120     1,514,788
     Accounts payable and
    accrued liabilities           47,414         37,292
  Tenant deposits                 49,047         53,611
  Capital, CBDP              (1,070,944)    (1,042,634)
  Capital, CBDP II             (713,967)      (695,094)

          Total liabilities and capital$3,301,575$3,323,554


The Statements of Operations for the joint venture for the three months ended March 31, are as follows:

                                  Three Months Ended March 31
                                      1997            1996
Revenues
  Rental income                      $169,949       $155,084
  Interest income                         116              378
       Total income                   170,065        155,462

Expenses
  Operating expenses                   29,752         31,491
  Repairs and maintenance              21,386         16,934
  Property taxes                       11,451         11,039
  Interest                            102,415         96,085
  General and administrative            6,743          7,185
  Depreciation and amortization        45,500         58,988
       Total expenses                 217,247        221,722

Net loss                            ($47,182)      ($66,260)

Capital Builders Development
  Properties II share of net loss   ($18,873)      ($26,504)


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


NOTE 7 - LEASES

The Partnership leases its properties under long term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the years ended December 31 are as follows:

                         1997        $619,802
                         1998         454,187
                         1999         253,715
                         2000          97,544
                         2001          39,950
                         Thereafter        - 0 -
                         Total     $1,465,198
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

The estimated fair values of the Partnership's financial instruments as of March 31, 1997 are as follows:

                                  Carrying        Estimated
                                     Amount      Fair Value
Assets
Cash and cash equivalents        $  325,843      $  325,843
Accounts receivable, net             91,178          91,178
Due from Joint Venture            1,546,120       1,546,120

Liabilities
Note payable                      4,913,635       4,913,635


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

The  Partnership's  primary  current sources  of  cash  are  from  cash
reserves,   property  rental  income.   As  of  March  31,  1997,   the
Partnership had $325,843 in cash reserves.

It is the Partnership's investment goal to utilize existing capital resources for continued leasing operations (tenant improvements and leasing commissions) and further development of its investment properties. The Partnership is currently proceeding with the development of Phase II, consisting of approximately 45,921 square feet of two, one-story Light Industrial/Office space buildings. One building of Phase II, consisting of 26,141 square feet, has been completed. The remaining 19,780 square foot building is estimated to start construction during the second quarter of 1997. Remaining Phase II development costs are estimated to be approximately $1,404,000. Funds for these improvements will come from existing cash reserves, property income, and additional borrowings.

During the three months ended March 31, 1997, the Partnership incurred an increase in uncollected interest from the Joint Venture of $31,333, an increase in accounts receivable of $22,454, an increase in lease commissions of $21,553, and a decrease in accounts payable and accrued liabilities of $38,263, which contributed towards $133,166 in cash used by operating activities.

The increase in uncollected interest from the Joint Venture resulted from the Roseville Joint Venture being unable to service its affiliate loan because of leasing costs at Capital Professional Center incurred during the first quarter. Management is currently evaluating the effect of dissolving the Joint Venture and converting its affiliate loan to equity in Capital Professional Center. (See Note 4 of the Financial Statements for further discussion.)

The Partnership's ability to maintain or improve cash flow is dependent upon its ability to maintain and improve the occupancy of its investment properties. The Partnership's financial resources appear to be adequate to meet current year's obligations and no adverse change in liquidity is foreseen.

Results of Operations

The Partnership's total revenues decreased by $56,571 (18.4%) for the three months ended March 31, 1997, as compared to March 31, 1996. Total expenses, also decreased by $29,617 (8%) for the three months ended March 31, 1997, as compared to March 31, 1996. In addition, the loss on the investment in Joint Venture decreased by $7,631 (28.8%) in 1997 as compared to 1996, all resulting in a increase of net loss of $19,323 (22%) for the three months ended March 31, 1997, as compared to March 31, 1996.

The  decrease  in revenues is primarily due to a decrease  in  interest income. The recognition of interest income declined during 1997 vs 1996, mainly due to interest accrued on the affiliate loan not being recognized as earned income, since actual payments were not received. (See Note 4 of the Financial Statements for further discussion.) Additionally, interest income earned on cash reserves was lower for the three months ended March 31, 1997 vs March 31, 1996 due to the Partnership retaining lower cash reserves during 1997. Property rental income also declined during the three months ended March 31, 1997 vs March 31, 1996. This was the result of a declining occupancy at Phase I of Highlands 80. Phase I is currently operating at 84% occupancy. It is felt by management that the decline in occupancy is temporary, due to the improvement of the Sacramento rental market. The increase in vacant space at Highlands 80 was mainly the result of a major tenant downsizing its operations and moving from the project.

Expenses decreased for the three months ended March 31, 1997, as compared to March 1996, due to the net effect of:
a) $5,583 (9.8%) increase in operating expenses, due to higher utility rates and larger landscaping refurbishing costs incurred during 1997,
b)  $3,066 (7.7%) decrease in repairs and maintenance,
c) $7,368 (6.6%) decrease in interest expense due to the capitalization of interest during 1997 associated with the construction of Phase II and due to major roof repairs performed during the first quarter of 1996,
d) $24,511 (25%) decrease in depreciation due to tenant improvement costs that were amortized during the three months ended March 31, 1996 became fully amortized prior to 1997.

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

                         CAPITAL BUILDERS DEVELOPMENT PROPERTIES II a California Limited Partnership

                              By:  Capital Builders, Inc.
                                   Its Corporate General Partner


Date:  May 19, 1997           By:_____________________________________
                                   Michael J. Metzger
                                   President


Date:  May 19, 1997           By:_____________________________________
                                   Kenneth L. Buckler
                                   Chief Financial Officer