Form 10-Q
period 1997-06-30
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 1997-08-28
CIK 791452

6

                               FORM 10-Q


                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.   20549



Six Months ended June 30, 1997          Commission File Number 33-4682



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

N/A



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No ___
PART 1 - FINANCIAL INFORMATON

     Capital Builders Development
            Properties II
  (A California Limited Partnership)
            BALANCE SHEETS
                                          June 30      December 31
                                            1997           1996
ASSETS
  Cash and cash equivalents             $     87,683   $    701,828
  Accounts receivable, net                   129,890         68,724
  Due from Joint Venture                   - - - - -      1,514,788
  Investment property, at cost, net
    of accumulated depreciation and
    amortization of $1,996,903 and
    $1,426,812 at June 30, 1997, and
    December 31, 1996, respectively       12,069,312      7,485,543

  Lease commissions, net of
  accumulated amortization of $145,696
  and $52, 498 at June 30, 1997, and
  December 31, 1996, respectively            148,483         78,635

  Other assets, net of accumulated
    amortization of $45,349 and
    $19,419 at June 30, 1997 and
    December 31, 1996, respectively           68,069        103,815

                    Total assets         $12,503,437     $9,953,333

LIABILITIES AND PARTNERS' EQUITY
  Notes payable                           $8,329,960     $4,928,442
  Accounts payable and accrued
    liabilities                               32,623        158,405
  Tenant deposits                             99,439         48,995
  Share of Joint Venture deficit           - - - - -        695,094

        Total liabilities                  8,462,022      5,830,936

  Commitments and Contingencies
  Partners' Equity:
    General partner                         (55,416)       (54,607)
    Limited partners                       4,096,831      4,177,004

        Total partners' equity             4,041,415      4,122,397

        Total liabilities and
        partners' equity                 $12,503,437     $9,953,333

         See accompanying notes to the
                 financial statements.

  STATEMENTS OF OPERATIONS
FOR THE MONTHS ENDED JUNE 30,
                                     1997                      1996
                                Three        Six         Three       Six
                               Months       Months      Months      Months
                                Ended       Ended        Ended      Ended
Revenues
  Rental and other income      $379,008     $623,035    $281,106   $542,069
  Interest income               117,004      123,521      42,071     88,223

     Total revenues             496,012      746,556     323,177    630,292
Expenses
  Operating expenses             89,111      151,815      71,396    128,517
  Repairs and maintenance        58,677       95,593      29,370     69,352
  Property taxes                 21,687       37,250      18,581     37,162
   Interest                     157,017      261,118     111,153    222,622
  General administrative         37,197       83,024      34,711     77,775
  Depreciation and
    amortization                102,229      175,934      96,126    194,342

     Total expenses             465,918      804,734     361,337    729,770

  Loss before Joint Venture      30,094     (58,178)     (38,160)    (99,478)

  Loss on investment in
   Joint Venture                (3,933)     (22,806)    (19,739)   (46,243)

Net income (loss)                26,161     (80,984)    (57,899)  (145,721)

Allocated to general partners       261        (810)       (579)    (1,457)

Allocated to limited partners   $25,900    ($80,174)   ($57,320)  ($144,264)

Net loss per limited
partnership unit                  $1.12      ($3.48)     ($2.49)    ($6.26)

Average units outstanding        23,030       23,030      23,030     23,030

See accompanying notes to the financial statements

STATEMENTS  OF  CASH  FLOWS
 FOR MONTHS ENDED JUNE 30,
                                Three       Six         Three         Six
                               Months      Months      Months       Months
                                Ended      Ended        Ended        Ended
Cash flows from operating
activities:
  Net loss                      $26,161   ($80,984)    ($57,899)  ($145,721)
  Adjustments to reconcile
  net loss to cash flow used
  in operating activities:
  Depreciation &                102,229     175,934       96,126     194,342
amortization
  Equity in losses of Joint
  Venture                         3,933      22,806       19,739      46,243
  Recognition of deferred
  interest income from
  affiliate loan               (82,713)   (114,046)        - - -       - - -
  Changes in assets and
  liabilities
    (Increase)/Decrease in
      A/R                       (3,964)    (26,418)        2,633      11,622
    Increase in leasing
      commissions              (35,452)    (57,005)        - - -    (16,988)
    Increase/(Decrease) in
      other assets               14,064      11,717       19,710       (552)
    (Decrease)/Increase in
      accounts payable and
      accrued liabilities      (54,448)    (92,711)        4,156       2,736
    Increase/(Decrease) in
      tenant deposits             1,554     (1,096)      (1,948)         320

      Net cash (used in
      /provided by operating
      activities               (28,636)   (161,803)       82,517      92,002

Cash flows from investing
activities:
  Investment in securities        - - -       - - -       60,576      45,458
  Acquisition of remaining
    joint venture interest,
    net of cash acquired       (14,380)    (14,380)        - - -       - - -
  Advances to Joint Venture   - - - - -   - - - - -    (187,931)   (187,931)
  Improvements to
  investment properties       (171,512)   (399,523)     (82,163)   (154,034)
  Distribution from Joint
    Venture                       - - -       - - -       68,000      90,480

      Net cash used in
      investing activities    (185,892)   (413,903)    (141,518)   (206,027)

Cash flows from financing
activities:
  Payments of debt             (23,632)    (38,439)     (14,317)    (28,320)

      Net cash used in
      financing activities     (23,632)    (38,439)     (14,317)    (28,320)

Net decrease in cash          (238,160)   (614,145)     (73,318)   (142,345)

Cash, beginning of period       325,843     701,828      393,920     462,947

Cash, end of period             $87,683     $87,683     $320,602    $320,602


Supplemental Disclosure of Acquisition of Remaining
60% of Joint Venture Interest

  Fair Value of Assets
    Acquiried                $5,095,204  $5,095,204        - - -       - - -
  Fair Value of Liabilities
  to outside parties        (3,439,957)  (3,439,957)       - - -        - - -
  Fair Value of Affiliate     1,570,134   1,570,134        - - -       - - -
Loan

  Net Equity                    $85,113     $85,113        - - -       - - -

  Cash paid for 60% interest
    in Joint Venture             51,068      51,068        - - -       - - -
  Cash Acquired                (36,688)    (36,688)        - - -       - - -

        Net cash paid for
        Acquisition             $14,380     $14,380        - - -       - - -

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

Investment in Joint Venture

Equity investments of 20% to 50% are accounted for by the equity method. Under this method, the investments are recorded at initial cost and increased or decreased for the Partnership's share of income and losses, and decreased for distributions.

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

The total management fees paid to the Managing General Partner were $31,972 and $26,593 for the six months ended June 30, 1997 and 1996, respectively, while total reimbursement of expenses were $96,068 and $85,637, respectively.

The Managing General Partner will reduce its future participation in proceeds from sales by an amount equal to the loss on the abandonment of option fees in 1988 ($110,000) and interest on the amount at a rate equal to that of the borrowed funds rate as determined by construction or permanent funds utilized by the Partnership.

NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account are as follows:

                            June 30,1997December 31, 1996
Land                          $4,053,799     $2,622,014
Building and Improvements      8,580,809      5,449,418
Tenant Improvements            1,431,607        840,923
Investment property, at cost  14,066,215      8,912,355
Less: accumulated depreciation
      and amortization       (1,996,903)    (1,426,812)

Investment property, net     $12,069,312     $7,485,543


NOTE 4 - DUE FROM JOINT VENTURE

The receivable represents funds advanced to Capital Builders Roseville Venture (Note 5). Amounts outstanding earned interest at 8.95%, approximately the same rate paid for other borrowings. The Note receivable was settled in connection with the purchase of Capital Builders Development Properties' 60% joint venture interest. See Note 5 for further discussion.

NOTE 5 - INVESTMENT IN JOINT VENTURE

The investment in joint venture represents a 40% interest in a joint venture with Capital Builders Development Properties (CBDP), a related partnership with the same general partner. In May 1997, the Partnership purchased the remaining 60% interest in the joint venture. The purchase was completed after an independent valuation of the joint venture property, Capital Professional Center.

The Partnership acquired CBDP's 60% interest for $51,068 in cash, which was based on CBDP's 60% interest in the joint venture's net assets.
The acquisition has been accounted for using the purchase method of accounting, and accordingly, the operating results of Capital Professional Center have been included in the Partnership's Statement of Operations since the May 1, 1997 acquisition. The purchase price was allocated based on the estimated fair values of the net assets at the date of acquisition. As the purchase price approximated the estimated fair value of the net assets acquired, no goodwill was recorded.

A summary of unaudited financial information of Capital Builders
Roseville Venture is as follows:

                           June 30, 1997December 31, 1996
Assets
  Cash                       $ - - - - -       $ 23,657
  Accounts receivable          - - - - -         33,437
  Investment property          - - - - -      3,163,465
  Other assets                 - - - - -        102,995
          Total Assets     $   - - - - -   $  3,323,554

Liabilities and Equity
  Accounts payable and
     accrued liabilities     $ - - - - -       $ 37,292
  Tenant security deposits     - - - - -         53,611
  Note payable                 - - - - -      3,455,591
  Loan payable to affiliate                   1,514,788
     Capital, CBDP             - - - - -    (1,042,634)
     Capital, CBDP II          - - - - -      (695,094)
          Total Liabilities $  - - - - -    $ 3,323,554
          and Partner's Equity

Summary of unaudited financial information of Capital Builders
Roseville Venture continued:

                                  Six Months ended
                           June 30, 1997 June 30, 1996

Total Revenue                  $ 242,630      $ 324,251
Total Expenses                   299,645        439,860
Net Loss                      $   57,015      $ 115,609

This transaction did not generate any sales commissions, transaction fees, changes in management compensation, or any other direct or indirect benefit to the General Partner.

NOTE 6 - NOTE PAYABLE

Notes Payable consist of the following at:June 30, 1997 Dec 31, 1996

A mini-permanent loan of $5,000,000 with
a  fixed 8.95% interest rate.  The  loan
requires  monthly principle and interest
payments  of $41,789 which is sufficient
to amortize the loan over 25 years.  The
loan  is due October 1, 2002.  The  note
is  collateralized by a  First  Deed  Of
Trust  on  Highlands 80  Phase  I  land,
building and improvements.                $4,897,982     $4,928,442

Mini-permanent   loan   with   a   fixed
interest  rate  of 8.24%  and  requiring
monthly  principal and interest payments
of   $27,541,  which  is  sufficient  to
amortize  the loan over 25  years.   The
loan  is due January 1, 2001.  The  note
is  collateralized by a  first  deed  of
trust  on  Capital Professional Center's
land, buildings and improvements.         $3,431,978      - - - - -

Total Notes Payable                       $8,329,960     $4,928,442

NOTE 7 - LEASES

The Partnership leases its properties under long term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the years ended December 31 are as follows:

                         1997      $1,260,088
                         1998         939,865
                         1999         434,633
                         2000         172,349
                         2001         115,361
                         Thereafter     - 0 -
                         Total     $2,922,296


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

     Note payable
     The fair value of the Partnership's Notes Payable are estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Partnership for debt of the same remaining maturities.

The estimated fair values of the Partnership's financial instruments as of June 30, 1997 are as follows:

                                  Carrying        Estimated
                                     Amount      Fair Value
Assets
Cash and cash equivalents         $  87,683       $  87,683
Accounts receivable, net            129,890         129,890

Liabilities
Note payable                      4,897,982       4,897,982
Note payable                      3,431,978       3,431,978


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

The Partnership's primary current sources of cash are from cash reserves, property rental income. As of June 30, 1997, the Partnership had $87,683 in cash reserves.

It is the Partnership's investment goal to utilize existing capital resources for continued leasing operations (tenant improvements and leasing commissions) and further development of its investment properties. The Partnership is currently proceeding with the development of Phase II, consisting of approximately 45,921 square feet of two, one-story Light Industrial/Office space buildings. One building of Phase II consisting of 26,141 square feet has been completed, and the remaining 19,780 square foot building is currently being constructed. Remaining Phase II development costs are estimated to be approximately $1,336,000. Funds for these improvements will come from existing cash reserves, property income, and additional borrowings. A loan of $2,280,000 has been approved by U.S. Bank for costs already incurred and additional construction of Phase II. This loan should be finalized and initially funded during the month of August 1997.

As of June 30, 1997, net cash used by operating activities amounted to $161,803. This was primarily the result of an increase in leasing commissions ($57,005) and a decrease in accounts payable ($92,711). The increase in leasing commissions was mainly due to commissions paid for the first initial lease of approximately 11,657 square feet at Highlands 80 Phase II ($35,600), plus commissions incurred to maintain a stabilized occupancy of 95% at Capital Professional Center ($18,400). Management anticipates additional commissions of approximately $63,000 to be incurred during 1997 for additional leasing of Highlands 80
Phases I and II. The decrease in accounts payable was the result of bringing accounts payable current for both Highlands 80 and Capital Professional Center.

As of June 30, 1997, net cash used in investing activities ($413,903) was primarily the result of costs incurred for tenant improvements for the 11,657 square foot lease at Highlands 80 Phase II, tenant improvement costs incurred for lease roll-over's at Highlands 80 Phase I, and lease renewals at Capital Professional Center. Improvement costs of approximately $68,000 were also incurred for the initial construction of Highlands 80's 19,780 square foot Phase II building.

Management anticipates additional tenant improvement costs for Highlands 80 and Capital Professional Center in the amount of $470,000 and additional Highlands 80 Phase II development costs of $1,336,000 to be incurred during 1997. These costs, along with additional leasing commissions, will be funded from existing cash reserves, property income, and additional borrowings.

The Partnership's ability to maintain or improve cash flow is dependent upon its ability to maintain and improve the occupancy of its investment properties. The Partnership's financial resources appear to be adequate to meet current year's obligations and no adverse change in liquidity is foreseen.

Results of Operations

The Partnership's total revenues increased by $116,264 (18.4%) for the six months ended June 30, 1997, as compared to June 30, 1996. Total expenses, also increased by $74,964 (10.3%) for the six months ended June 30, 1997, as compared to June 30, 1996. In addition, the loss on the investment in Joint Venture decreased by $23,437(50.7%) in 1997 as compared to 1996, all resulting in a decrease of net loss of $64,737 (44.4%) for the six months ended June 30, 1997, as compared to June 30, 1996.

The increase in revenues is primarily due to an increase in interest income recognized from the affiliate loan, and the increase of property income resulting from the purchase of the 60% interest of Capital Builders Roseville Venture. As a result of the Partnership's purchase of the joint venture's remaining interest, the affiliate loan balance was settled. The property income from Capital Professional Center represents income from May 1, 1997 to June 30, 1997, the time in which 100% ownership of the property was required by the Partnership.

Expenses increased for the six months ended June 30, 1997, as compared to June 30, 1996, due to the net effect of:
a) Due to the purchase of the 60% interest in Capital Builders Roseville Venture, total expenses increased by $120,934, representing expenses of Capital Professional Center during the Partnership's 100% ownership, May 1, 1997 through June 30, 1997.
b) $7,888 (11.3%) increase in repairs and maintenance from Highlands 80 due to major landscape repairs.
c) $7,546 (20.3%) decrease in property taxes from Highlands 80 due to a reduced assessed value during 1997.
d) $8,703 (3.9%) decrease in interest expense from Highlands 80 due to the capitalization of interest during 1997 associated with the construction of Phase II,
e) $4,505 (5.8%) increase in general and administrative costs due to the construction of Highlands 80 Phase II, and the increased ownership of Capital Professional Center.
f) $43,548 (22.4%) decrease in depreciation from Highlands 80 due to tenant improvement costs that were amortized during the six months ended June 30, 1996 became fully amortized prior to 1997.




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

                         CAPITAL BUILDERS DEVELOPMENT PROPERTIES II a California Limited Partnership

                              By:  Capital Builders, Inc.
                                   Its Corporate General Partner


Date:  August 27, 1997             By:
_____________________________________
                                        Michael J. Metzger
                                        President


Date:  August 27, 1997             By:
_____________________________________
                                        Kenneth L. Buckler
                                        Chief Financial Officer