Form 10-Q
period 1997-09-30
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 1998-01-14
CIK 791452

1

                               FORM 10-Q


                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.   20549



Nine Months ended September 30, 1997    Commission File Number 33-4682



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

Yes  X    No ___

Capital Builders Development Properties II
    (A California Limited Partnership)
              BALANCE SHEETS
                                           September 30  December 31
                                               1997          1996
ASSETS
  Cash and cash equivalents                    $485,307     $701,828
  Accounts receivable, net                      180,704       68,724
  Due from Joint Venture                      - - - - -    1,514,788
  Investment property, at cost, net
    of accumulated depreciation and
    amortization of $1,949,477 and
    $1,426,812 at September 30, 1997, and
    December 31, 1996, respectively          12,361,059    7,485,543

  Lease commissions, net of accumulated
    amortization of $161,057 and $52,498
    at September 30, 1997, and December
    31, 1996, respectively                      172,074       78,635

  Other assets, net of accumulated
    amortization of $38,135 and
    $19,419 at September 30, 1997 and
    December 31, 1996, respectively              62,536      103,815

                    Total assets            $13,261,680   $9,953,333

LIABILITIES AND PARTNERS' EQUITY
  Notes payable                              $8,957,162   $4,928,442
  Accounts payable and accrued
    liabilities                                 234,384      158,405
  Tenant deposits                                98,037       48,995
  Share of Joint Venture deficit              - - - - -      695,094

                    Total liabilities         9,289,583    5,830,936

  Commitments and Contingencies
  Partners' Equity:
    General partner                            (56,110)     (54,607)
    Limited partners                          4,028,207    4,177,004

                    Total partners' equity    3,972,097    4,122,397

    Total liabilities and
      partners' equity                      $13,261,680   $9,953,333


See accompanying notes to the financial statements.

C
a
p
i
t
a
l
B
u
i
l
d
e
r
s
D
e
v
e
l
o
p
m
e
n
t
P
r
o
p
e
r
t
i
e
s
I
I
(
A
C
a
l
i
f
o
r
n
i
a
L
i
m
i
t
e
d
P
a
r
t
n
e
r
s
h
i
p
)

S
T
A
T
E
M
E
N
T
S
O
F
O
P
E
R
A
T
I
O
N
S
F
O
R
T
H
E
M
O
N
T
H
S
E
N
D
E
D
S
E
P
T
E
M
B
E
R
3
0
,
                                     1997                   1996
                            Three        Nine        Three        Nine
                            Months      Months      Months       Months
                            Ended       Ended        Ended        Ended
Revenues
  Rental and other income   $500,111  $1,123,146     $310,788    $852,857
  Interest income              1,950     125,471       52,230     140,453

      Total revenues         502,061   1,248,617      363,018     993,310
Expenses
  Operating expenses         111,362     263,177       69,957     198,474
  Repairs and maintenance     71,596     167,189       27,745      97,097
  Property taxes              37,127      74,377       18,580      55,742
   Interest                  180,057     441,175      110,796     333,418
  General administrative      42,670     125,694       32,778     110,553
  Depreciation and
amortization                 128,565     304,499       76,538     270,880

      Total expenses         571,377   1,376,111      336,394   1,066,164

  Loss before Joint
Venture                     (69,316)   (127,494)       26,624    (72,854)

  Loss on investment in
Joint Venture                - - - -    (22,806)     (19,109)    (65,352)

Net income (loss)           (69,316)   (150,300)        7,515   (138,206)

Allocated to general
partners                       (693)     (1,503)           75     (1,382)

Allocated to limited
partners                   ($68,623)  ($148,797)       $7,440  ($136,824)

Net loss per limited
partnership unit             ($2.98)     ($6.46)        $0.32     ($5.94)

Average units outstanding     23,030      23,030       23,030      23,030

See accompanying notes to the financial statements

    Capital Builders
 Development Properties
           II
 (A California Limited
      Partnership)

  STATEMENTS  OF  CASH
         FLOWS
    FOR MONTHS ENDED
     SEPTEMBER 30,

                            Three        Nine        Three        Nine
                           Months       Months      Months       Months
                            Ended        Ended       Ended        Ended
Cash flows from
operating activities:
  Net (loss)/income        ($69,314)  ($150,298)       $7,515  ($138,206)
  Adjustments to
reconcile net loss to
cash flow used in
operating activities:
  Depreciation and
amortization                 128,565     304,499       76,538     270,880
  Equity in losses of
Joint Venture                - - - -      22,806       19,109      65,352
  Recognition of
deferred interest income
from affiliate loan          - - - -   (114,046)      - - - -     - - - -
  Changes in assets and
liabilities (Increase/
Decrease in A/R             (50,814)    (77,232)      (6,551)       5,071
  Increase in leasing
commissions                 (23,685)    (80,690)     (17,587)    (34,575)
    (Increase)/decrease
in other assets              (3,398)       8,319      (1,800)     (2,352)
   Increase in accounts
payable and accrued
liabilities                  201,762     109,051      300,271     303,007
    Decrease in tenant
deposits                     (1,402)     (2,498)      (1,266)       (946)

    Net cash provided
by/(used in operating
activities                   181,714      19,911      376,229     468,231

Cash flows from
investing activities:
  Investment in
securities                   - - - -     - - - -    1,168,660   1,214,118
  Acquisition of
remaining joint venture
interest, net of cash
acquired                     - - - -    (14,380)      - - - -     - - - -
  Advances to Joint
Venture                      - - - -     - - - -     (10,864)   (198,795)
  Improvements to
investment properties      (411,292)   (810,815)    (714,172)   (868,206)
  Distribution from
Joint Venture                - - - -     - - - -        8,000      98,480

   Net cash used in
investing activities       (411,292)   (825,195)      451,624     245,597

Cash flows from
financing activities:
  Payments of debt          (28,180)    (66,619)     (14,641)    (42,961)
  Proceeds from notes
payable                      655,382     655,382      - - - -     - - - -

   Net cash provided by/
(used in) financing
activities                   627,202     588,763     (14,641)    (42,961)

Net increase/(decrease)
in cash                      397,624   (216,521)      813,212     670,867

Cash, beginning of
period                        87,683     701,828      320,602     462,947

Cash, end of period         $485,307    $485,307   $1,133,814  $1,133,814

                  Supplemental Disclosure of Acquisition of
    Remaining 60% Joint Venture Interest

  Fair Value of Assets
Acquired                     - - - -  $5,095,204      - - - -     - - - -
  Fair Value of
Liabilities to outside
parties                      - - - -  (3,439,957)      - - - -     - - - -
  Fair Value of
Affiliate Loan               - - - -   1,570,134      - - - -     - - - -

  Net Equity                 - - - -     $85,113      - - - -     - - - -

  Cash paid for 60%
interest in Joint
Venture                      - - - -      51,068      - - - -     - - - -
  Cash Acquired              - - - -    (36,688)      - - - -     - - - -

  Net cash paid for
Acquisition                  - - - -     $14,380      - - - -     - - - -

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

The total management fees paid to the Managing General Partner were $54,969 and $41,073 for the nine months ended September 30, 1997 and 1996, respectively, while total reimbursement of expenses were $158,232 and $131,201, respectively.

The Managing General Partner will reduce its future participation in proceeds from sales by an amount equal to the loss on the abandonment of option fees in 1988 ($110,000) and interest on the amount at a rate equal to that of the borrowed funds rate as determined by construction or permanent funds utilized by the Partnership.

NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account are as follows:
                       September 30,1997December 31, 1996
Land                          $4,053,799     $2,622,014
Building and Improvements      8,955,170      5,449,418
Tenant Improvements            1,301,567        840,923
Investment property, at cost  14,310,536      8,912,355
Less: accumulated depreciation
      and amortization       (1,949,477)    (1,426,812)

Investment property, net     $12,361,059     $7,485,543


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

A summary of unaudited financial information of Capital Builders
Roseville Venture is as follows:

                      September 30, 1997December 31, 1996
Assets
  Cash                       $ - - - - -       $ 23,657
  Accounts receivable          - - - - -         33,437
  Investment property          - - - - -      3,163,465
  Other assets                 - - - - -        102,995
          Total Assets $       - - - - -   $  3,323,554

Liabilities and Equity
  Accounts payable and accrued liabilities         $ - - - - -   $
37,292
  Tenant security deposits       - - - - -       53,611
  Note payable                 - - - - -      3,455,591
  Loan payable to affiliate                   1,514,788
     Capital, CBDP             - - - - -    (1,042,634)
     Capital, CBDP II          - - - - -      (695,094)
          Total Liabilities and$      - - - - -$   3,323,554
          Partner's Equity

Summary of unaudited financial information of Capital Builders
Roseville Venture continued:

                                 Nine Months ended
                           Sept 30, 1997 Sept 30, 1996

Total Revenue                                 $ 242,630     $ 559,041
Total Expenses                   299,645        594,553
Net (Loss)                                 ($   57,015)     ($  35,512)

September 30, 1997 Net Loss from Capital Builders Roseville Venture represents activity prior to the May 1, 1997 purchase. The purchase did not generate any sales commissions, transaction fees, changes in management compensation, or any other direct or indirect benefit to the General Partner.

NOTE 6 - NOTE PAYABLE

Notes Payable consist of the following at:Sept 30, 1997 Dec 31, 1996

A mini-permanent loan of $5,000,000 with
a  fixed 8.95% interest rate.  The  loan
requires  monthly principle and interest
payments  of $41,789 which is sufficient
to amortize the loan over 25 years.  The
loan  is due October 1, 2002.  The  note
is  collateralized by a  First  Deed  Of
Trust on
Highlands 80 Phase I land, building and improvements.    $4,881,975$4,928,442

A  construction loan of $2,280,000 with
a  variable interest rate of prime plus
1.5%  (10%  as of September 30,  1997).
The loan requires monthly interest only
payments,  and  is due March  1,  1999.
The  note provides for future draws  of
$1,624,618   for   shell   and   tenant
improvement  construction   costs   and
leasing commissions for future lease-up
of    Phase    II.    The    note    is
collateralized by a First Deed of Trust
on   Highlands   80  Phase   II   land,
buildings and
improvements.                                655,382     - - - - -

A  mini-permanent  loan  with  a  fixed
interest  rate  of 8.24% and  requiring
monthly principal and interest payments
of  $27,541,  which  is  sufficient  to
amortize  the loan over 25 years.   The
loan  is due January 1, 2001.  The note
is  collateralized by a First  Deed  Of
Trust on Capital
Professional  Center's land, buildings and  improvements.        $3,41
9,805                                     - - - - -

Total Notes Payable                       $8,957,162     $4,928,442

NOTE 7 - LEASES

The Partnership leases its properties under long term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the years ended December 31 are as follows:

                         1997      $1,556,694
                         1998       1,416,992
                         1999         896,578
                         2000         551,814
                         2001         442,581
                         Thereafter     172,825
                         Total     $5,037,484


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

The estimated fair values of the Partnership's financial instruments as of September 30, 1997 are as follows:

                                  Carrying        Estimated
                                     Amount      Fair Value
Assets
Cash  and cash equivalents                                   $  485,307
$485,307
Accounts receivable, net                            180,704 180,704

Liabilities
Note payable                                      4,881,975 4,881,975
Note payable                                        655,382 655,382
Note payable                                      3,419,805 3,419,805


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

The  Partnership's  primary  current sources  of  cash  are  from  cash
reserves,  property rental income and construction  financing.   As  of
September 30, 1997, the Partnership had $485,307 in cash reserves.

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

As of September 30, 1997, net cash used in investing activities ($825,195) was primarily the result of costs incurred for the shell construction for Highlands 80 Phase II, tenant improvements for the 11,657 square foot lease at Highlands 80 Phase II, tenant improvement costs incurred for lease roll-overs at Highlands 80 Phase I, and lease renewals at Capital Professional Center. These costs were primarily funded with a new construction loan which provided $655,382 in loan proceeds (see Note 6 for further discussion on Notes Payable).

Management anticipates additional tenant improvement costs for Highlands 80 Phase I in the amount of $84,000 and additional Highlands 80 Phase II development costs of $1,189,764 to be incurred within the next 12 months. These costs, along with additional leasing commissions, will be funded from existing cash reserves, property income, and additional borrowings.

The Partnership's ability to maintain or improve cash flow is dependent upon its ability to maintain and improve the occupancy of its investment properties. The Partnership's financial resources appear to be adequate to meet current year's obligations and no adverse change in liquidity is foreseen.

Results of Operations

The Partnership's total revenues increased by $255,307 (25.7%) for the nine months ended September 30, 1997, as compared to September 30, 1996. Total expenses, also increased by $309,947 (29.1%) for the nine months ended September 30, 1997, as compared to September 30, 1996. In addition, the loss on the investment in Joint Venture decreased by $42,546 (65.1%) in 1997 as compared to 1996, all resulting in an increase of net loss of $12,094 (8.8%) for the nine months ended September 30, 1997, as compared to September 30, 1996.

The increase in revenues is primarily due to the Partnership's acquisition of the remaining 60% interest of Capital Builders Roseville Venture (Capital Professional Center). Since the purchase on May 1, 1997, property income earned by Capital Professional Center has been fully recognized by the Partnership. Prior to the purchase, the Partnership recognized only a 40% share of net income/(loss) from Capital Professional Center as Income/(loss) in Joint Venture. As of the purchase date of May 1, 1997 to September 30, 1997, rental income of $316,155 was recognized from Capital Professional Center.

Expenses increased for the nine months ended September 30, 1997, as compared to September 30, 1996, due to the net effect of:
a) Due to the purchase of the 60% interest in Capital Builders Roseville Venture, total expenses increased by $294,911, representing expenses of Capital Professional Center during the Partnership's 100% ownership, May 1, 1997 through September 30, 1997.
b) $34,028 (35%) increase in repairs and maintenance from Highlands 80 due to major landscape and parking lot repairs of Phase I, and an increase in landscape maintenance for the newly developed Phase II.
c) $10,343 (3%) decrease in interest expense from Highlands 80 due to the capitalization of interest during 1997 associated with the construction of Phase II.
d) $9,769 (8.8%) increase in general and administrative costs due to the construction of Highlands 80 Phase II, and the increased ownership of Capital Professional Center.
e) $22,989 (8.5%) decrease in depreciation from Highlands 80 due to tenant improvement costs that were amortized during the nine months ended September 30, 1996 became fully amortized prior to 1997.


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

                         CAPITAL BUILDERS DEVELOPMENT PROPERTIES II a California Limited Partnership

                              By:  Capital Builders, Inc.
                                   Its Corporate General Partner


Date:  November 17, 1997           By:
_____________________________________
                                        Michael J. Metzger
                                        President


Date:  November 17, 1997           By:
_____________________________________
                                        Kenneth L. Buckler
                                        Chief Financial Officer