Form 10-K
period 1997-12-31
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 1998-04-01
CIK 791452

4

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K

       [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934


For the fiscal year ended               Commission File Number
December 31, 1997                       33-4682


           CAPITAL BUILDERS DEVELOPMENT PROPERTIES II,
                A CALIFORNIA LIMITED PARTNERSHIP
     (Exact name of registrant as specified in its charter)


         California                          77-0111643
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

As of December 31, 1997 the aggregate Limited Partnership Units held by nonaffiliates of the registrant was 23,030. There is no market for the Units.

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

ITEM 1.   BUSINESS

(a)  General Development of Business

Capital Builders Development Properties II (the "Partnership") is a publicly held limited partnership organized under the provisions of the California Revised Limited Partnership Act pursuant to the Limited Partnership Agreement dated February 6, 1986, as amended (the "Agreement"). The Partnership commenced on May 22, 1986 and shall continue in full force and be effective until December 31, 2021 unless dissolved sooner by certain events as described in the Agreement. The Managing General Partner is Capital Builders, Inc., a California Corporation (CB). The Associate General Partners are the sole shareholder, President and Director of CB, and four founders of CB.

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

(c)  Narrative Description of the Business

The Partnership's business objective is to complete the development of its existing land with light industrial and office buildings for lease and eventual sale. The primary investment objective of the Partnership is to realize capital appreciation from the sale of the Properties developed by it some three to five years after such Properties have been placed in service. A secondary investment objective is to generate cash from the leasing of Partnership Properties pending their sale for distribution to the Limited Partners, although it is not presently anticipated that the amount of such cash available for distribution to the Limited Partners will be significant. Since the Partnership has not sold its investment properties, it has not achieved its investment goals as yet. Although investor returns cannot be accurately determined until the investment properties are sold, due to the additional time required to lease up the investment properties, the decline in real estate values during the California recession, it is anticipated that ultimate returns will be less than initially projected. Funds obtained by the Partnership from the sale of Limited Partnership Units have been used to acquire equity interest in one piece of land for development and a 40% equity interest in another for development in accordance with its investment objective.

On April 10, 1987, the Partnership entered into a joint venture called Capital Builders Roseville Venture ("JV") with Capital Builders Development Properties ("CBDP"), a California limited partnership. The Partnership and CBDP are affiliates as they have the same General Partner, but there are no direct transactions between the respective Partnerships. The Partnership contributed $900,000 resulting in a 40% interest in the profits, losses and cash distributions of the JV. CB, the Managing General Partner of the Partnership, had the same rights and obligations with respect to the JV's operations and management as it could exercise as Managing General Partner of the Partnership. The JV was dissolved as of May 1, 1997 when the Partnership purchased the remaining 60% interest in the JV.

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

ITEM 2.   PROPERTIES

The Partnership owns 100% equity interest in two properties, Highlands 80 Commerce Center ("H80") and Capital Professional Center ("CPC"). H80 is a three phase development. Phase I is a 109,000 square foot office/industrial project consisting of five multi-tenant buildings. Phase II consists of approximately 45,921 square feet of two, one-story light industrial/office space buildings and Phase III consists of one 29,000 square foot office building. The Partnership is currently proceeding with the development of Phase II, in which one building consisting of 26,141 square feet was completed in early 1997. The remaining 19,780 square foot building of Phase II was completed by February 1998. Remaining Phase II shell development costs are estimated to be approximately $46,000. Funds for these improvements will come from existing cash reserves, property income, and additional borrowings.

CPC is a 40,400 square foot office project consisting of two multi-tenant buildings which are completely developed and have achieved a stabilized occupancy.
Additional information about the individual properties follows:

                                          H80                 CPC

  Ownership Percentage:                  100%                100%

  Acquisition Date:            April 30, 1987Apr 10, 1987 - 40% Ownership
                                             May 1, 1997 - 60% Ownership

  Location:              North Highlands, CaliforniaRoseville, California

  Present Monthly
       Effective Average
       Base Rent Per Square Foot:       $0.84               $1.55

  Square Footage Mix:
       Office                          21,966              40,397
       Industrial                     113,259
  Leased Occupancy at
  December 31: 1997                       75%                100%
               1996                       78%                 95%
               1995                       86%                 95%
               1994                       84%                100%
               1993                       77%                 96%

  Current Year Depreciation:         $288,181            $138,709

  Method of Depreciation:       Straight Line       Straight Line

  Depreciation Life:                 40 Years            40 Years
                           Bldg. Improvements  Bldg. Improvements
                               Life of Lease        Life of Lease
                          Tenant Improvements Tenant Improvements

  Total cost:                      $9,685,154          $4,807,887

  Encumbrances:                    $5,542,668          $3,407,704

Additional  information about the individual properties  follows:
(continued)

Tenant occupying more                               H80     CPC
than 10% of square
footage  and  nature of              None        Coldwell  Banker
(Residential
business:                                          (Real   Estate
Brokerage)
                                                 First   American
Title Ins. Co.
                                                 USA   Properties
(Real Estate                                        Developer)

H80 and CPC are subject to encumbrances which are more fully described under Note 6 of the Partnership's financial statements included under Item 8 which is incorporated herein by reference.

Both properties are being leased to a wide variety of tenants in a diversity of industries. Leases are typically three to five years in term and provide for free rent periods, at inception, equal to approximately one-half a month per year of lease term. Some leases contain options to extend the term of the lease.

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

As  of  December  31, 1997, there were 1,715 holders  and  23,030
Limited Partnership Units outstanding.

ITEM 6.   SELECTED FINANCIAL DATA
The following constitutes a summary of selected consolidated financial data for the following periods (000's omitted except net loss per Limited Partnership Unit):

                       1997     1996     1995     1994     1993

Revenues             $1,728   $1,224   $1,208   $1,089   $1,079

Net Loss             ($217)   ($268)   ($583)   ($697) ($1,173)

Net Loss per Limited
    Partnership Unit($9.33) ($11.54) ($25.05) ($29.97) ($50.41)

Total Assets        $13,077   $9,953   $9,934   $8,910   $9,441

Notes and Loans Payable$8,950 $4,928   $4,986   $3,577   $3,598


(See ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA)


ITEM 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership commenced operations on May 22, 1986 upon the sale of the minimum number of Limited Partnership Units. The Partnership's initial source of cash was from the sale of Limited Partnership Units. Through the offering of Units, the Partnership raised $11,515,000 (represented by 23,030 Limited
Partnership Units). Cash generated from the sale of Limited Partnership Units was used to acquire land and for the development of a mixed use commercial project and a 40% interest in a commercial office project.

The  Partnership's primary current sources of cash are from  cash
reserves, property rental income and construction financing.   As
of December 31, 1997, the Partnership had $254,626 in cash reserves.

It is the Partnership's investment goal to utilize existing capital resources for continued leasing operations (tenant improvements and leasing commissions) and further development of its investment properties. The Partnership is currently proceeding with the development of Phase II, consisting of approximately 45,921 square feet of two, one-story Light Industrial/Office space buildings. One building of Phase II consisting of 26,141 square feet was completed, and the remaining 19,780 square foot building was completed by February 1998.

During December 31, 1997, net cash used in investing activities ($1,007,701) was primarily the result of costs incurred for the shell construction for Highlands 80 Phase II, tenant improvements for the 11,657 square foot lease at Highlands 80 Phase II, tenant improvement costs incurred for lease roll-overs at Highlands 80 Phase I, and lease renewals at Capital Professional Center. These costs were primarily funded with a new construction loan which provided $677,059 in loan proceeds. The construction loan provides for future loan draws of $1,602,941 for additional shell and tenant improvement construction costs for Phase II.

Management anticipates additional tenant improvement costs for Highlands 80 Phase I in the amount of $129,000 and additional Highlands 80 Phase II development and tenant improvement costs of $897,266 to be incurred within the next 12 months. These costs, along with additional leasing commissions, are expected to be funded from existing cash reserves, property income, and additional borrowings.

The Partnership's ability to maintain or improve cash flow is dependent upon its ability to maintain and improve the occupancy of its investment properties. The Partnership's financial resources appear to be adequate to meet current year's obligations and no adverse change in liquidity is foreseen.

Results of Operations

1997 vs 1996

The Partnership's total revenues increased by $504,199 (41.2%) in fiscal year 1997 compared to 1996. Total expenses increased by $512,579 (36.4%) in fiscal year 1997 compared to 1996. In addition, the loss on the investment in joint venture decreased by $59,839 (72.4%) in 1997 compared to 1996, all resulting in a decrease in net loss of $51,459 (19.2%).

The increase in revenues is primarily due to the Partnership's acquisition of the remaining 60% interest of Capital Builders Roseville Venture (Capital Professional Center). Since the purchase on May 1, 1997, property income earned by Capital Professional Center has been fully recognized by the Partnership. Prior to the purchase, the Partnership recognized only a 40%
share of net income (loss) from Capital Professional Center as income/(loss) in Joint Venture. As of the purchase date of May 1, 1997 to December 31, 1997, rental income of $506,743 was recognized from Capital Professional Center.

While Capital Professional Center has achieved and maintained an average stabilized occupancy of 96%, Highlands 80 has only maintained an average 75% occupancy during 1997. It is management's opinion that Highlands 80's lack of lease-up was due to a temporary stall in tenant demand for space in the Sacramento sub-market in which Highlands 80 is located. Management anticipates that demand will increase during 1998 and that substantial lease-up will occur at Highlands 80.

Expenses increased for the fiscal year 1997 compared to 1996, primarily due to the net effect of:
a) The purchase of the 60% interest in Capital Builders Roseville Venture, resulting in an increase in total expenses of $484,260, representing expenses of Capital Professional Center during the Partnership's 100% ownership for the period, May 1, 1997 through December 31, 1997.
b) $18,376 (12.24%) increase in repairs and maintenance from Highlands 80 due to major landscape and parking lot repairs of Phase I, and an increase in landscape maintenance for the newly developed Phase II.

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

The Sacramento market in which the property is located is continuing to improve. Vacancy factors are beginning to decline, while market rents are starting to increase. During the last quarter of 1996, Highlands 80 recognized a temporary decline in occupancy due to a large tenant downsizing.

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

Total expenses including depreciation decreased by $219,732 (13.5%) for the fiscal year 1996 compared to 1995. The decrease was primarily due to a decrease in depreciation expense of $297,560 (46.4%). The reduction of depreciation was the result of tenant improvement costs that were amortized during 1995, became fully amortized during the last quarter of 1995 and the first quarter of 1996. Many of the suites with fully amortized improvements were either re-leased or their leases renewed without requiring any major tenant improvement `, therefore reducing the recorded amount of amortization taken during fiscal year 1996.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                      Page Number
INDEPENDENT AUDITORS' REPORT                                10

FINANCIAL STATEMENTS
                                                            11
     BALANCE SHEETS
     AS OF DECEMBER 31, 1997 AND 1996

     STATEMENTS OF OPERATIONS                               12
     FOR THE YEARS ENDED
     DECEMBER 31, 1997, 1996, AND 1995

     STATEMENTS OF PARTNERS' EQUITY                         13
     FOR THE YEARS ENDED
     DECEMBER 31, 1997, 1996, AND 1995

     STATEMENTS OF CASH FLOWS                               14
     FOR THE YEARS ENDED
     DECEMBER 31, 1997, 1996, AND 1995

      NOTES TO FINANCIAL STATEMENTS                         15-22
SUPPLEMENTAL SCHEDULES

     SCHEDULE III                                           26
     REAL ESTATE AND ACCUMULATED DEPRECIATION
Financial schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in this report.

                  Independent Auditors' Report


The Partners
Capital Builders Development Properties II:

We have audited the accompanying balance sheets of Capital Builders Development Properties II, a California Limited Partnership, as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Builders Development Properties II as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




Sacramento,  California                              KPMG   Peat
Marwick LLP
February 4, 1998




 PART 1 - FINANCIAL INFORMATION

 Capital Builders Development Properties II
          (A California Limited Partnership)

               BALANCE SHEETS
                                              December 31   December 31
                                                     1997          1996
ASSETS
  Cash and cash equivalents                      $254,626      $701,828
  Accounts receivable, net                        163,738        68,724
  Due from joint venture                          - - - -     1,514,788
  Investment property, at cost,
Net of accumulated depreciation of
$2,061,160 and $1,426,812 at
December 31, 1997 and 1996, respectively       12,431,881     7,485,543
       Lease commissions, net of accumulated
amortization of $179,388 and $52,498 at
December 31, 1997 and 1996, respectively          162,386        78,635
  Other assets, net of accumulated
amortization of $34,606 and $3,885 at
December 31, 1997 and 1996, respectively           64,587       103,815
        Total assets                          $13,077,218    $9,953,333

LIABILITIES AND PARTNERS' EQUITY
  Notes payable                                $8,950,372    $4,928,442
  Accounts payable and accrued liabilities        127,777       158,405
  Tenant deposits                                  93,690        48,995
  Share of joint venture deficit                  - - - -       695,094
        Total liabilities                       9,171,839     5,830,936

  Commitments and contingencies
  Partners' Equity:
    General Partners                             (56,777)      (54,607)
    Limited Partners                            3,962,156     4,177,004
        Total Partners' equity                  3,905,379     4,122,397
        Total liabilities and Partners'
        equity                                $13,077,218   $9,953,333

See accompanying notes to the financial statements.

    Capital Builders Development
            Properties II
 (A California Limited Partnership)

      STATEMENTS OF OPERATIONS
      YEARS ENDED DECEMBER 31,
                                           1997         1996       1995
Revenues
  Rental and other income             $1,599,917   $1,101,978  $1,051,084
  Interest income                       128,237      121,977    156,889
Total revenues                        1,728,154    1,223,955  1,207,973

Expenses
  Operating expenses                    368,434      276,165    238,600
  Repairs and maintenance               236,623      150,718    155,292
  Property taxes                        108,220       74,323     66,134
  Interest                              620,946      416,264    400,723
  General and administrative            157,160      148,543    127,436
  Depreciation and amortization         430,983      343,774    641,334
Total expenses                        1,922,366    1,409,787  1,629,519

  Loss before joint venture interest  (194,212)    (185,832)  (421,546)
  Loss on investment in joint venture  (22,806)     (82,645)  (161,255)

Net loss                              (217,018)    (268,477)  (582,801)

Allocated to General Partners           (2,170)      (2,685)    (5,828)
Allocated to Limited Partners         ($214,848)   ($265,792)  ($576,973)

Net loss per Limited Partnership Unit   ($9.33)     ($11.54)   ($25.05)

Average Units outstanding                23,030       23,030     23,030

          See accompanying notes to the financial
                                      statements.

            Capital Builders Development Properties II
                (A California Limited Partnership)

                  STATEMENTS OF PARTNERS' EQUITY
           YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                                        Total
                                 General   Limited Partners'
                                Partners  Partners    Equity


Balance at December 31, 1994   ($46,094)$5,019,769$4,973,675

     Net Loss                    (5,828) (576,973) (582,801)

Balance at December 31, 1995    (51,922) 4,442,796 4,390,874

      Net loss                   (2,685) (265,792) (268,477)

Balance at December 31, 1996    (54,607) 4,177,004 4,122,397

      Net loss                   (2,170) (214,848) (217,018)

Balance at December 31, 1997   ($56,777)$3,962,156$3,905,379



See accompanying notes to the financial statements.

 Capital Builders Development
         Properties II
     (A California Limited
         Partnership)

   STATEMENTS OF CASH FLOWS
   YEARS ENDED DECEMBER 31,
                                      1997         1996        1995
      Cash flows from operating
                    activities:
  Net loss                      ($217,018)   ($268,477)  ($582,801)
    Adjustments to reconcile
net loss to cash flow (used in)
          provided by operating
                    activities:
  Depreciation and amortization    430,983      343,774     641,334
  Equity in losses of Joint
Venture                             22,806       82,645     161,255
  Uncollected interest earned
from Joint Venture               (114,046)      - - - -   (115,684)
  Changes in operating assets
               and liabilities:
  (Increase)/Decrease in
accounts receivable               (60,266)       74,902       8,514
  Increase in leasing
commissions                       (88,736)     (35,091)    (28,785)
  Decrease/(Increase) in other
assets                               9,204      (2,654)   (119,160)
  Increase in accounts payable
and accrued liabilities              2,444       85,171         554
  Decrease in tenant deposits      (6,845)      (5,507)       (558)

    Net cash (used in) provided
by operating activities           (21,474)      274,763    (35,331)

      Cash flows from investing
                    activities:
  Proceeds from (Investment in)
securities                         - - - -    1,214,118 (1,214,118)
       Acquisition of remaining
                  joint venture
    interest, net of cash
acquired                          (14,380)      - - - -     - - - -
  Increase in advances to joint
venture                            - - - -    (225,000)   (105,000)
  Improvements to investment
properties                       (993,321)  (1,091,548)   (133,530)
  Distributions from joint
venture                            - - - -      124,480      36,400

    Net cash (used in) provided
by investing activities         (1,007,701)       22,050 (1,416,248)

      Cash flows from financing
                    activities:
  Proceeds from issuance of
debt                               677,059      - - - -   1,433,740
  Payments of debt                (95,086)     (57,932)    (24,306)

    Net cash provided by (used
in) financing activities           581,973     (57,932)   1,409,434

Net (decrease)/increase in cash
& cash equivalents               (447,202)      238,881    (42,145)

Cash and cash equivalents,
beginning of  period               701,828      462,947     505,092

Cash and cash equivalents, end
of period                         $254,626     $701,828    $462,947

     Supplemental Disclosure of
                 Acquisition of
    Remaining 60% Joint Venture
                       Interest

  Fair Value of Assets Acquired $5,095,204      - - - -     - - - -
  Fair Value of Liabilities to
outside parties                 (3,439,957)      - - - -     - - - -
  Fair Value of Affiliate Loan  (1,570,134)      - - - -     - - - -

  Net Equity                       $85,113      - - - -     - - - -

  Cash paid for 60% interest in
Joint Venture                       51,068      - - - -     - - - -
  Cash Acquired                   (36,688)      - - - -     - - - -

   Net cash paid for
acquisition                        $14,380      - - - -     - - - -

Cash Paid for Interest            $584,613     $416,264    $400,723

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

Investment Properties

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Investment in Joint Venture

Equity investments of 20% to 50% are accounted for by the equity method. Under this method, the investments are recorded at initial cost and increased or decreased for the Partnership's share of income and losses, and decreased for distributions (See
Note 5).

Revenue Recognition

Rental income is recognized on a straight-line basis over the life of the lease, which may differ from the scheduled rental payments.

Net Loss per Limited Partnership Unit

The net loss per Limited Partnership Unit is computed based on the weighted average number of Units outstanding during the year of 23,030 in 1997, 1996 and 1995.

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

The total management fees paid to the Managing General Partner were $78,045, $52,947 and $51,310 for the years ended December 31, 1997, 1996 and 1995, respectively, while total reimbursement of expenses was $201,441, $176,641 and $151,877, respectively.

The Managing General Partner will reduce its future participation in proceeds from sales by an amount equal to the loss on the abandonment of option fees in 1988 ($110,000) and interest on the amount at a rate equal to that of the borrowed funds rate as determined by construction or permanent funds utilized by the Partnership.

NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account at December 31, are as follows:

                                  1997           1996
Land                          $4,053,799     $2,622,014
Building and Improvements      9,111,111      5,449,418
Tenant Improvements            1,328,131        840,923
Investment property, at cost  14,493,041      8,912,355
Less: accumulated depreciation
      and amortization       (2,061,160)    (1,426,812)

Investment property, net     $12,431,881     $7,485,543

NOTE 4 - DUE FROM JOINT VENTURE

The receivable represents funds advanced to Capital Builders Roseville Venture. Amounts outstanding earned interest at 8.95%, approximately the same rate paid for other borrowings. The Note receivable was settled in connection with the purchase of Capital Builders Development Properties' 60% joint venture interest. See
Note 5 for further discussion.

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

A  summary  of  balance  sheet financial information  of  Capital
Builders Roseville Venture as of December 31, 1996 is as follows:

Assets
  Cash                                $ 23,657
  Accounts receivable                   33,437
  Investment property                3,163,465
  Other assets                         102,995
          Total Assets            $  3,323,554

Liabilities and Equity
  Accounts payable and accrued liabilities$ 37,292
  Tenant security deposits              53,611
  Note payable                       3,455,591
  Loan payable to affiliate          1,514,788
  Partners' Equity/(Deficit)
     Capital, CBDP                 (1,042,634)
     Capital, CBDP II                (695,094)
          Total Liabilities and
          Partner's Equity/(Deficit)$   3,323,554


A  summary of operating information of Capital Builders Roseville
Venture follows:

                    For the Four Months    For the Years
                      Ended April 30,    Ended December 31,
                           1997         1996           1995
Total Revenue           $ 242,630     $ 671,525      $612,670
Total Expenses            299,645       878,136     1,015,807
Net (Loss)           ($   57,015)  ($  206,611)    ($403,137)

Capital Builders Development
  Properties II Share of
  Net Loss              ($22,806)     ($82,645)    ($161,255)

The 1997 Net Loss from Capital Builders Roseville Venture represents activity prior to the May 1, 1997 purchase. The purchase did not generate any sales commissions, transaction fees, changes in management compensation, or any other direct or indirect benefit to General Partner.

NOTE 6 - NOTES PAYABLE

Notes Payable consist of the following at:December 31, 1997 December 31, 1996

A  mini-permanent loan of $5,000,000
with  a  fixed 8.95% interest  rate.
The  loan requires monthly principal
and  interest  payments  of  $41,789
which is sufficient to amortize  the
loan over 25 years.  The loan is due
October   1,  2002.   The  note   is
collateralized by a  First  Deed  Of
Trust on Highlands 80 Phase I land,
buildings and improvements.               $4,865,609     $4,928,442

A  construction loan  of  $2,280,000
with  a  variable interest  rate  of
prime  plus 1.5% (10% as of December
31,   1997).    The  loan   requires
monthly interest only payments,  and
is  due  March  1, 1999.   The  note
provides   for   future   draws   of
$1,602,941  for  shell  and   tenant
improvement construction  costs  and
leasing commissions for future lease-
up   of  Phase  II.   The  note   is
collateralized by a  First  Deed  of
Trust on Highlands
80  Phase  II  land,  buildings  and
improvements.                                677,059     - - - - -

A  mini-permanent loan with a  fixed
interest rate of 8.24% and requiring
monthly   principal   and   interest
payments   of  $27,541,   which   is
sufficient to amortize the loan over
25  years.  The loan is due  January
1, 2001.  The note is collateralized
by  a First Deed Of Trust on Capital
Professional     Center's      land,
buildings
and improvements.                         $3,407,704      - - - - -

Total Notes Payable                       $8,950,372     $4,928,442

Scheduled  principal payments during 1998, 1999, 2000,  2001  and
2002   are   $120,711,   $808,629,  $143,348,   $3,327,894,   and
$4,549,790, respectively.

NOTE 7 - LEASES

The Partnership leases its properties under long term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the years ended December 31 are as follows:

                         1998      $1,455,787
                         1999         936,657
                         2000         591,186
                         2001         442,581
                         2002         172,825
                         Total     $3,599,036

NOTE 8 - RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

A reconciliation of the financial statement method of accounting to the Federal income tax method of accounting for the years ended December 31 are as follows:

                                      1997        1996       1995

Net loss - financial             ($217,018)    (268,477)  (582,801)

Adjustments
  resulting from:
  Book to tax difference in
  depreciation and amortization    (76,317)      236,810    452,864

  Net loss - tax method          ($293,335)     (31,667)  (129,937)

Partners' equity - financial     $3,905,379    4,122,397  4,390,874

Increases
  resulting from:
  Book to tax difference in
  depreciation and amortization
  and valuation allowance         2,784,844    2,861,161  2,624,351
  Selling expenses for
  Partnership units               1,713,666    1,713,666  1,713,666

  Partners' equity - tax         $8,403,889    8,697,224  8,728,891

Taxable loss per Limited
  Partnership unit after giving
  effect to the taxable loss
  allocated to the General Partner   ($12.60)      (1.36)      (5.59)

NOTE 9- FAIR VALUE OF FINANCIAL INSTRUMENTS

The   following  methods  and  assumptions  were  used   by   the
Partnership   in  estimating  its  fair  value  disclosures   for
financial instruments.

     Cash and cash equivalents
     The carrying amount approximates fair value because of the short maturity of these instruments.

     Note payable
     The fair value of the Partnership's Notes Payable are estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Partnership for debt of the same remaining maturities.

The   estimated  fair  values  of  the  Partnership's   financial
instruments as of  December 31, are as follows:
                          1997                     1996
                    Carrying   Estimated   Carrying  Estimated
                      Amount  Fair Value     Amount  Fair Value

Assets
Cash and cash
equivalents       $  254,626    $254,626    $701,828    $701,828
Due from joint
venture              - - - -     - - - -  $1,514,788         (A)

Liabilities
Note payable      $4,865,609  $4,865,609  $4,928,442  $4,928,442
Note payable        $677,059    $677,059     - - - -     - - - -
Note payable      $3,407,704  $3,407,704     - - - -     - - - -

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

NOTE 11 - PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

Reporting Comprehensive Income

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 is effective for interim and annual periods beginning after December 15, 1997 and is to be applied retroactively to all periods presented. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It does not, however, specify when to recognize or how to measure items that make up comprehensive income. SFAS No. 130 was issued to address concerns over the practice of reporting elements of comprehensive income directly in equity. This Statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. Enterprises are required to classify items of "other comprehensive income" by their nature in the financial statement and display the balance of other comprehensive income separately in the equity section of a statement of financial position. It does not require per share amounts of comprehensive income to be disclosed. Management does not expect that adoption of SFAS No. 130 will have a material impact on the Partnership's financial statements.

Financial Reporting for Segments of a Business Enterprise

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 is effective for interim and annual periods beginning after December 15, 1997 and is to be applied retroactively to all periods presented. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. Management does not expect that adoption of SFAS No. 131 will have a material impact on the Partnership's financial statements.

ITEM 9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  AND
          FINANCIAL DISCLOSURE

NONE



                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors. The Partnership is managed by Capital Builders, Inc. ("CB"), the Managing General Partner. The following are the names and other information relating to the Managing General Partner. No expiration date has been set for the term during which the Managing General Partner is to serve.

MANAGING GENERAL PARTNER

The Partnership is being managed by CB, the Managing General Partner. CB is a California corporation organized in May 1978, with its executive offices at 4700 Roseville Road, Suite 206, North Highlands, California 95660 (telephone number 916-331-
8080). To date, CB has organized ten partnerships to engage in commercial real estate development. As the General Partner, CB may be responsible for certain liabilities that a partnership it manages is unable to pay. In addition, CB, in the normal course of business, has guaranteed certain debt obligations of the Partnerships it sponsored aggregating $3,521,000.

The officers, directors, and key personnel of CB are as follows:

           Name                          Office
             Michael  J.  Metzger                  President  and
Director
           Mark J. Leggio                Director
           Ellen Wilcox                       Director

Michael J. Metzger: Mr. Metzger, 52, is responsible for the general management of CB. Mr. Metzger assumed responsibility for the management of CB in December 1986. He was formerly the Executive Vice President of The Elder-Nelson Company (EN) and its subsidiary, the Elder-Nelson Equities Corporation - affiliated companies which provided underwriting and administrative services to CB. Prior to joining EN in 1977, Mr. Metzger was Partner/General Manager for two years in his family's real estate contracting, development and syndication business. Mr. Metzger has also had five years of experience in manufacturing management and served as an Army Officer for four years. Mr. Metzger holds a B.S. degree in Business and Industrial Management as well as licenses in Real Estate, Securities and Insurance.

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

Mark J. Leggio: Mark Leggio is the Owner of Mark J. Leggio, CPA. He provides tax accounting and business consultation services to a wide variety of small and mid-size businesses. In addition, he is the founding shareholder and chief financial officer of Green Planet Juicery, Inc., located in the Sacramento area. From 1978 to 1995 he worked for KPMG Peat Marwick and was a partner when he left. Mr. Leggio holds a Bachelor of Science degree in Accounting from the University of Southern California, where he graduated cum laude.

ITEM 11.  EXECUTIVE COMPENSATION

The Partnership does not have any officers or employees and, therefore, does not pay compensation to such persons. The Partnership's business is conducted by the Managing General Partner which is entitled under Article IV of the Partnership Agreement to receive underwriting commissions, acquisition fees, property management fees, subordinated real estate commission, share of distribution and an interest in the Partnership. The Managing General Partner's fees totaled $78,045 in 1997, consisting entirely of property management fees which are calculated as 5% of gross rental revenues collected.

In addition to the fees described above, the General Partner is entitled to reimbursement for out of pocket expenses incurred on behalf of the Partnership. Such expenses aggregated $201,441 in 1997.

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

During  the  year  ended December 31, 1997, the Managing  General
Partner and/or its affiliate received $201,441 for reimbursement of administrative services and $78,045 for property management and administrative fees.

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

The Partnership has not sent an annual report or proxy statements to the Limited Partners and does not intend to send a proxy statement to the Limited Partners. The Partnership will send the Limited Partners an annual report and will furnish the Commission with copies of the annual report on or before April 30, 1998.

  Capital
 Builders
Development
Properties
    II
     A
California
  Limited
Partnership
    and
Subsidiary

 SCHEDULE
III - REAL
ESTATE AND
ACCUMULATED
DEPRECIATIO
     N
 12/31/97
 Column A    Column B    Column C    Column D          Column E
                                       Cost
                                    Captialized
Description Encumbrance   Initial   Subsequent    Gross Carrying Amount
            s              Cost         to             at End of Period
                                    Acquistion

                                                 Carrying               Buildings &
                         Land (1)   Improvement    Costs      Land(1)   Improvement  Total (1)
                                           s(1)                            s(1)

Commercial
Office
Bldg.
  Highlands  $5,542,668 $2,115,148   $7,519,782   $50,225   $2,622,014  $7,063,140   $9,685,154
80

Roseville                                                                    $
              3,407,704     986,715   3,370,588      89,326   1,431,785  3,376,102   4,807,887

Commercial   $8,950,372  $3,101,863 $10,890,370    $139,551  $4,053,799 $10,439,242 $14,493,041
Office
Bldg.



                                                             Column E
                                                               Total

                                                                   1995        1996        1997

 Balance at                                                  $8,831,186  $8,168,305  $8,912,355
  beginning
  of period

Additions
                                                                133,530   1,091,548   5,747,656

Deletions
(2)                                                           (796,411)   (347,498)   (166,970)

Balance at                                                   $8,168,305  $8,912,355 $14,493,041
end of
period



 Column A                Column F    Column G    Column H    Column I
                        Accumulated   Date of      Date     Depreciatio
                                                                 n
Description             Depreciatio Constructio  Acquired      Life
                             n           n




Commercial
Office
Bldg.
  Highlands              $1,548,023        1987        1987 40 Years
80                                                          (Bldg)

Roseville                                  1987        1987 40 Years
                            513,137                         (Bldg)

Commercial               $2,061,160                         Life of
Office                                                      Lease
Bldg.                                                       (Tenant
                                                            Imp.)



                                     Column F
                                       Total

                                           1996        1996        1997

 Balance at                          $1,716,603  $1,474,003  $1,426,812
  beginning
  of period

Additions                (3)                                             (3)
                                        553,811     300,307     801,318

Deletions
(2)                                   (796,411)   (347,498)   (166,970)

Balance at                           $1,474,003  $1,426,812  $2,061,160
end of
period



         1)
  Valuation
  allowance
        for
   possible
 investment
    loss of
$469,000 at
   December
   31, 1995
        was
    charged
against the
 cost basis
of the land
        and
   building
        and
improvments
         on
      a pro
 rata basis
         in
 accordance
   with the
 provisions
of SFAS No.
  121 which
was adopted
     on
January 1,
1996.

         2)
  Deletions
  represent
 the write-
     off of
      fully
  amortized
     tenant
improvement
     costs.

  3) On May
1, 1997 the
Partnership
  purchased
        the
  remaining
        60%
interest in
the Capital

   Builders
  Roseville
    Venture
  from CBDP
     I. The
 acquistion
   has been
  accounted
  for using
        the
   purchase
  method of
accounting.


