Form 10-Q
period 1998-03-31
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 1998-05-15
CIK 791452

13

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.   20549

                               FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities and Exchange Act of 1934




For The Quarter Ended March 31, 1998    Commission File Number 33-4682


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
        Partnership)

       BALANCE SHEETS
                                           March 31      December 31
                                            1998            1997
ASSETS
  Cash and cash equivalents                  $423,757       $254,626
  Accounts receivable, net                    170,909         163,738
  Investment property, at cost, net
   of accumulated depreciation and
    amortization of $1,938,226 and
    $2,061,160 at March 31, 1998, and
    December 31, 1997, respectively        12,343,186      12,431,881

  Lease commissions, net of accumulated
    amortization of $157,304 and
    179,388 at March 31, 1998, and
    December 31, 1997, respectively           150,766         162,386

  Other assets, net of accumulated
    amortization of $31,075 and
    $34,606 at March 31, 1998 and
    December 31, 1997, respectively            68,804         64,587

           Total assets                   $13,157,422    $13,077,218

LIABILITIES AND PARTNERS' EQUITY
  Note payable                             $9,182,037     $8,950,372
  Accounts payable and accrued
     liabilities                               48,187        127,777
  Tenant deposits                             101,638         93,690

           Total liabilities               $9,331,862     $9,171,839

  Commitments and Contingencies
  Partners' Equity:
    General partner                          (57,575)       (56,777)
    Limited partners                        3,883,135      3,962,156

           Total partners' equity          $3,825,560     $3,905,379

    Total liabilities and
      partners' equity                    $13,157,422    $13,077,218


See accompanying notes to the financial statements.

    Capital Builders Development
            Properties II
  (A California Limited Partnership)

       STATEMENT OF OPERATIONS
    THREE MONTHS ENDED MARCH 31,

                                           1998            1997
Revenues
  Rental and other income              $    473,290    $    244,027
  Interest income                             2,639           6,517

          Total revenues                    475,929         250,544

Expenses
  Operating expenses                         91,623          62,704
  Repairs and maintenance                    64,471          36,916
  Property taxes                             34,632          15,563
  Interest                                  179,817         104,101
  General and administrative                 60,693          45,827
  Depreciation and amortization             124,512          73,705

          Total expenses                    555,748         338,816

  Loss before Joint Venture Interest       (79,819)        (88,272)

  Loss on investment in Joint Venture       - - - -        (18,873)

Net loss                                   (79,819)       (107,145)

Allocated to general partners                 (798)         (1,071)

Allocated to limited partners          $   (79,021)    $  (106,074)

Net loss per limited partnership unit    $   (3.43)      $   (4.61)

Average units outstanding                    23,030          23,030


See accompanying notes to the financial statements

   Capital Builders Development Properties II
       (A California Limited Partnership)

            STATEMENTS OF CASH FLOWS
         FOR THE MONTHS ENDED MARCH 31,
                                                    1998          1997
Cash flows from operating activities:
  Net loss                                        ($79,819)    ($107,145)
  Adjustments to reconcile net loss
     to cash flow used in operating
     activities:
  Depreciation and amortization                     124,512        73,705
  Equity in losses of Joint Venture               - - - - -        18,873
  Uncollected interest earned from Joint Venture  - - - - -      (31,333)
  Changes in assets and liabilities
    Increase in accounts receivable                 (7,171)      (22,454)
    Increase in leasing commissions                 (7,296)      (21,553)
    Increase in other assets                           (99)       (2,347)
    Decrease in accounts payable
      and accrued liabilities                      (79,590)      (38,263)
    Increase/(Decrease) in tenant deposits            7,948       (2,650)

          Net cash used by
          operating activities                     (41,515)     (133,167)

Cash flows from investing activities:
  Improvements to investment properties            (21,019)     (228,011)

          Net cash used in investing
          activities                               (21,019)     (228,011)

Cash flows from financing activities:
  Proceeds from issuance of debt                    260,085     - - - - -
  Payments of debt                                 (28,420)      (14,807)

          Net cash provided by/(used in)
          financing activities                      231,665      (14,807)

Net increase/(decrease) in cash                     169,131     (375,985)

Cash, beginning of period                           254,626       701,828

Cash, end of period                                $423,757      $325,843


See accompanying notes to the financial statements.

              Capital Builders Development Properties II
                  (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS
               For The Three Months Ended March 31, 1998

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

Net Loss per Limited Partnership Unit

The net loss per Limited Partnership Unit is computed based on the weighted average number of Units outstanding during the quarter ended March 31 of 23,030 in 1998 and 1997.

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

The total management fees paid to the Managing General Partner were $23,648 and $12,039 for the three months ended March 31, 1998 and March 31, 1997, respectfully, while total reimbursement of expenses were $47,940 and $46,757, respectively.

The Managing General Partner will reduce its future participation in proceeds from sales by an amount equal to the loss on the abandonment of option fees in 1988 ($110,000) and interest on the amount at a rate equal to that of the borrowed funds rate as determined by construction or permanent funds utilized by the Partnership.

NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account are as follows:

                                         March 31,     December 31,
                                            1998           1997

Land                                    $4,053,799     $4,053,799
Building and Improvements                9,132,132      9,111,111
Tenant Improvements                      1,095,481      1,328,131
Investment property, at cost            14,281,412     14,493,041
Less: accumulated depreciation
      and amortization                 (1,938,226)    (2,061,160)

Investment property, net               $12,343,186    $12,431,881

NOTE 4 - NOTES PAYABLE

Notes Payable consist of the following at:
                                           March 31,   December 31,
                                             1998       1997
A mini-permanent loan of $5,000,000 with
a  fixed 8.95% interest rate.  The  loan
requires  monthly principal and interest
payments  of $41,789 which is sufficient
to amortize the loan over 25 years.  The
loan  is due October 1, 2002.  The  note
is  collateralized by a  First  Deed  Of
Trust  on  Highlands 80  Phase  I  land,
buildings and improvements.               $4,848,873     $4,865,609

A construction loan of $2,280,000 with a
variable  interest rate  of  prime  plus
1.5%  (10%  as of March 31, 1998).   The
loan   requires  monthly  interest  only
payments, and is due March 1, 1999.  The
note   provides  for  future  draws   of
$1,342,856   for   shell   and    tenant
improvement   construction   costs   and
leasing  commissions for future lease-up
of Phase II.  The note is collateralized
by a First Deed of Trust on Highlands 80
Phase    II    land,    buildings    and
improvements.                                937,144        677,059

A   mini-permanent  loan  with  a  fixed
interest  rate  of 8.24%  and  requiring
monthly  principal and interest payments
of   $27,541,  which  is  sufficient  to
amortize  the loan over 25  years.   The
loan  is due January 1, 2001.  The  note
is  collateralized by a  First  Deed  Of
Trust  on  Capital Professional Center's
land, buildings and improvements.          3,396,020      3,407,704

Total Notes Payable                       $9,182,037     $8,950,372

NOTE 5 -  LEASES

The Partnership leases its properties under long term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the years ended December 31 are as follows:

                         1998      $1,548,140
                         1999       1,031,151
                         2000         706,356
                         2001         479,319
                         2002         207,186
                         Total     $3,972,152

NOTE  6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of the Partnership's financial instruments as of are as follows:
                         March 31,                  December 31,
                            1998                        1997
                  Carrying      Estimated     Carrying      Estimated
                     Amount    Fair Value        Amount    Fair Value
Assets
Cash and cash
  equivalents     $ 423,757     $ 423,757       $254,626    $  254,626

Liabilities
Note payable    $ 4,848,873   $ 4,848,873    $ 4,865,609   $ 4,865,609
Note payable      $ 937,144     $ 937,144       $677,059      $677,059
Note payable    $ 3,396,020   $ 3,396,020    $ 3,407,704   $ 3,407,704

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

The  Partnership's  primary  current sources  of  cash  are  from  cash
reserves,  property rental income and construction  financing.   As  of
March 31, 1998, the Partnership had $423,757 in cash reserves.

It is the Partnership's investment goal to utilize existing capital resources for continued leasing operations (tenant improvements and leasing commissions) and further development of its investment properties. The Partnership is currently proceeding with the development of Phase II for Highlands 80 Commerce Center, consisting of approximately 45,921 square feet of two, one-story Light Industrial/Office space buildings. The shell construction of both Phase II buildings has been completed, and approximately 11,657 square feet has been leased with tenant improvement and leasing commission costs already incurred for that space. The remaining Phase II development costs, consisting of tenant improvements and leasing commissions, are estimated to be approximately $785,000 and will be funded with the remaining funds available from the Phase II construction loan.

During the three months ended March 31, 1998, the Partnership used $41,515 of net cash used in operations. This was primarily the result of the Partnership reducing its accounts payable by $79,590, of which $46,466 was the result of making the final retention payment for Highlands 80's Phase II shell construction. Management anticipates the Partnership's cash flow from operations will continue to improve due to Highlands 80's Phase II continued lease-up and Capital Professional Center's stabilized occupancy.

During the three months ended March 31, 1998, financing activities provided the Partnership with $231,665 in cash. This was primarily the result of construction draws from its construction loan for the Highlands 80 Phase II shell completion. The Partnership had funded the improvement costs during 1997 with its cash reserves and accounts payable, and was reimbursed by the construction loan once the shell was completed.

The Partnership's ability to maintain or improve cash flow is dependent upon its ability to maintain and improve the occupancy of its investment properties. The Partnership's financial resources appear to be adequate to meet current year's obligations and no adverse change in liquidity is foreseen.

Results of Operations

The Partnership's total revenues increased by $225,385 (90%) for the three months ended March 31, 1998, as compared to March 31, 1997. Total expenses, also increased by $216,932 (64%) for the three months ended March 31, 1998, as compared to March 31, 1997. In addition, the loss on the investment in Joint Venture decreased by $18,873 (100%) in 1998 as compared to 1997, all resulting in a decrease in net loss of $27,326 (25.5%) for the three months ended March 31, 1998, as compared to March 31, 1997.

The increase in revenues is primarily due to the Partnership's acquisition of the remaining 60% interest of Capital Builders Roseville Venture (Capital Professional Center). Since the purchase on May 1, 1997, property income earned by Capital Professional Center has been fully recognized by the Partnership. Prior to the purchase, the Partnership recognized only a 40% share of net income (loss) from Capital Professional Center as income/(loss) in Joint Venture. During the three months ended March 31, 1998, Capital Professional Center produced $189,030 in total revenue. The remaining increase in revenues of $36,355 was the result of an increase in occupied space at the Highlands 80 project. Management anticipates this trend to continue due to the increase in available space from Highlands 80's Phase II and the improving Sacramento rental market.

Expenses increased for the three months ended March 31, 1998, as compared to March 31, 1997, due to the net effect of:
a) the purchase of the 60% interest in Capital Builders Roseville Venture, resulting in an increase in total reported expenses of $171,853.
b) $8,267 (22.4%) increase in repairs and maintenance at Highlands 80 due to suite turnover costs for lease renewals.
c) $5,484 (35.2%) increase in property taxes at Highlands 80 due to Phase II construction.
d) $4,634 (4.5%) increase in interest due to loan costs associated with Highlands 80, Phase II completion.
e)  $12,870  (28%)  increase  in  general  and  administration  at  the
Partnership level due to the increase in ownership of Capital Professional Center and the development of Highlands 80, Phase II.
f) $14,261 (19.3%) increase in depreciation at Highlands 80 due to the Phase II completion.

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

                         CAPITAL BUILDERS DEVELOPMENT PROPERTIES II a California Limited Partnership

                              By:  Capital Builders, Inc.
                                   Its Corporate General Partner


Date:  May 15, 1998           By:_____________________________________
                                   Michael J. Metzger
                                   President


Date:  May 15, 1998           By:_____________________________________
                                   Kenneth L. Buckler
                                   Chief Financial Officer