Form 10-Q
period 1998-06-30
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 1998-08-17
CIK 791452

15

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.   20549

                               FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities and Exchange Act of 1934



For the Quarter ended June 30, 1998     Commission File Number 33-4682




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
  (A California Limited Partnership)
            BALANCE SHEETS

                                           June 30     December 31
                                            1998           1997
ASSETS
  Cash and cash equivalents                 $432,255       $254,626
  Accounts receivable, net                   162,239        163,738
  Investment property, at cost, net
   of accumulated depreciation and
    amortization of $2,056,188 and
    $2,061,160 at June 30, 1998, and
    December 31, 1997, respectively       12,235,106     12,431,881

  Lease commissions, net of accumulated
    amortization of $176,564 and
    $179,388 at June 30, 1998, and
    December 31, 1997, respectively          146,281        162,386

  Other assets, net of accumulated
    amortization of $27,547 and
    $34,606 at June 30, 1998 and
    December 31, 1997, respectively           68,993         64,587

             Total assets                $13,044,874    $13,077,218

LIABILITIES AND PARTNERS' EQUITY

  Notes payable                           $9,153,512     $8,950,372
  Accounts payable and accrued
    liabilities                               27,842        127,777
  Tenant deposits                             99,655         93,690

             Total liabilities             9,281,009      9,171,839

  Commitments and Contingencies
  Partners' Equity:
    General partner                         (58,192)       (56,777)
    Limited partners                       3,822,057      3,962,156

             Total partners' equity        3,763,865      3,905,379

    Total liabilities and
      partners' equity                   $13,044,874    $13,077,218


See accompanying notes to the financial statements.



  Capital Builders
    Development
   Properties II
    (A California
Limited Partnership)

    STATEMENT OF
     OPERATIONS
  THREE  AND  SIX
 MONTHS ENDED JUNE
        30,

                            1998                      1997
                        Three        Six           Three         Six
                        Months     Months         Months       Months
                        Ended       Ended          Ended        Ended
Revenues
  Rental and other
income                  $499,528     $972,818     $379,008     $623,035
  Interest income          5,234        7,873      117,004      123,521

     Total revenues      504,762      980,691      496,012      746,556

Expenses
  Operating expenses      94,997      186,620       89,111       151,815
  Repairs and
maintenance               68,504      132,975       58,677       95,593
  Property taxes          30,895       65,527       21,687       37,250
  Interest               202,635      382,452      157,017      261,118
  General and
administrative            35,730       96,423       37,197       83,024
  Depreciation and
    amortization         133,696      258,208      102,229      175,934

     Total expenses      566,457    1,122,205      465,918      804,734

  (Loss) income
before Joint Venture
Interest                (61,695)    (141,514)       30,094     (58,178)

  Loss on investment
in Joint Venture           - - -        - - -      (3,933)     (22,806)

Net (loss) income       (61,695)    (141,514)       26,161     (80,984)

Allocated to general
partners                   (617)      (1,415)          261        (810)

Allocated to limited
partners               ($61,078)   ($140,099)      $25,900    ($80,174)

Net (loss) income
per limited
partnership unit         ($2.65)      ($6.08)        $1.12      ($3.48)

Average units
outstanding               23,030       23,030       23,030       23,030


See accompanying notes to the financial statements


  Capital Builders
    Development
   Properties II
   (A California
Limited Partnership)

 STATEMENTS OF CASH
       FLOWS
  THREE  AND  SIX
 MONTHS ENDED JUNE
        30,
                          1998                       1997
                       Three         Six          Three        Six
                       Months       Months       Months       Months
                       Ended        Ended         Ended       Ended
Cash flows from
operating
activities:
  Net (loss) income  ($61,695)    ($141,514)      $26,161   ($80,984)
  Adjustments to
reconcile net (loss)
income to cash flow
provided by/(used
in) operating
activities:
  Depreciation and
amortization           133,696       258,208      102,229     175,934
  Equity in losses
of Joint Venture       - - - -       - - - -        3,933      22,806
  Uncollected
interest earned from
Joint Venture          - - - -       - - - -     (82,713)   (114,046)
  Changes in assets
and liabilities
    Decrease/
(Increase) in
accounts receivable      8,670         1,499      (3,964)    (26,418)
    Increase in
leasing commissions   (14,778)      (22,074)     (35,452)    (57,005)
    Decrease in
other assets             3,342         3,243       14,064      11,717
    Decrease in
accounts payable
and accrued
liabilities           (20,345)      (99,935)     (54,448)    (92,711)
    (Decrease)/
Increase in tenant
deposits               (1,983)         5,965        1,554     (1,096)


Net cash provided
by/(used in)
operating activities    46,907         5,392     (28,636)   (161,803)

Cash flows from
investing
activities:
  Acquisition of
remaining joint
venture interest,
net of cash acquired   - - - -       - - - -     (14,380)    (14,380)
  Improvements to
investment
properties             (9,884)      (30,903)    (171,512)   (399,523)


Net cash used in
investing activities   (9,884)      (30,903)    (185,892)   (413,903)

Cash flows from
financing
activities:
  Proceeds from
issuance of debt       - - - -       260,085      - - - -     - - - -
  Payments of debt    (28,525)      (56,945)     (23,632)    (38,439)


Net cash (used
in)/provided by
financing activities  (28,525)       203,140     (23,632)    (38,439)

Net increase/
(decrease) in cash       8,498       177,629    (238,160)   (614,145)

Cash, beginning of
period                 423,757       254,626      325,843     701,828

Cash, end of period   $432,255      $432,255      $87,683     $87,683

See accompanying notes to the financial statements.


              Capital Builders Development Properties II
                  (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS
                  June 30, 1998 and December 31, 1997

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

Net Loss per Limited Partnership Unit

The net loss per Limited Partnership Unit is computed based on the weighted average number of Units outstanding during the quarter ended June 30 of 23,030 in 1998 and 1997.

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

The total management fees paid to the Managing General Partner were $47,550 and $31,972 for the six months ended June 30, 1998 and June 30, 1997, respectfully, while total reimbursement of expenses were $94,417 and $96,068 respectively.

The Managing General Partner will reduce its future participation in proceeds from sales by an amount equal to the loss on the abandonment of option fees in 1988 ($110,000) and interest on the amount at a rate equal to that of the borrowed funds rate as determined by construction or permanent funds utilized by the Partnership.

NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account are as follows:

                                       June 30,    December 31,
                                         1998           1997
Land                                 $4,053,799      $4,053,799
Building and Improvements             9,132,132       9,111,111
Tenant Improvements                   1,105,363       1,328,131
Investment property, at cost         14,291,294      14,493,041
Less: accumulated depreciation
      and amortization              (2,056,188)     (2,061,160)

Investment property, net            $12,235,106     $12,431,881

NOTE 4 - NOTES PAYABLE

Notes  Payable  consist of the following at:June 30, 1998December  31,
1997

A mini-permanent loan of $5,000,000 with a
fixed  8.95%  interest  rate.   The   loan
requires  monthly principal  and  interest
payments of $41,789 which is sufficient to
amortize the loan over 25 years.  The loan
is  due  October  1, 2002.   The  note  is
collateralized by a First Deed Of Trust on
Highlands 80 Phase I
land, buildings and improvements.         $4,831,760     $4,865,609

A  construction loan of $2,280,000 with  a
variable interest rate of prime plus  1.5%
(10%  as of June 1998).  The loan requires
monthly interest only payments, and is due
March  1,  1999.   The note  provides  for
future  draws of $1,342,856 for shell  and
tenant improvement construction costs  and
leasing commissions for future lease-up of
Phase II.  The note is collateralized by a
First  Deed of Trust on Highlands 80 Phase
II land, buildings and improvements.         937,659        677,059

A   mini-permanent  loan  with   a   fixed
interest   rate  of  8.24%  and  requiring
monthly principal and interest payments of
$27,541,  which is sufficient to  amortize
the  loan over 25 years.  The loan is  due
January    1,   2001.    The    note    is
collateralized by a First Deed Of Trust on
Capital   Professional   Center's    land,
buildings and improvements.                3,384,093      3,407,704

Total Notes Payable                       $9,153,512     $8,950,372


NOTE 5 -  LEASES

The Partnership leases its properties under long term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the years ending December 31 are as follows:

                         1998      $1,539,083
                         1999         992,648
                         2000         666,691
                         2001         438,442
                         2002         186,594
                         Total     $3,823,458


NOTE  6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Partnership in estimating its fair value disclosures for financial instruments.

     Cash and cash equivalents
     The carrying amount approximates fair value because of the short maturity of these instruments.

     Notes payable
     The fair value of the Partnership's Notes Payable are estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Partnership for debt of the same remaining maturities.

The estimated fair values of the Partnership's financial instruments as of are as follows:

                            June 30,                December 31,
                              1998                      1997
                   Carrying     Estimated     Carrying      Estimated
                      Amount   Fair Value        Amount    Fair Value
Assets
Cash and cash
equivalents        $ 432,255    $ 432,255      $254,626    $  254,626

Liabilities
Note payable     $ 4,831,760  $ 4,831,760   $ 4,865,609   $ 4,865,609
Note payable       $ 937,659    $ 937,659      $677,059      $677,059
Note payable     $ 3,384,093  $ 3,384,093   $ 3,407,704   $ 3,407,704


NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Partnership is involved in litigation arising in the normal course of its business. In the opinion of management, the Partnership's recovery or liability if any, under any pending litigation would not materially affect its financial condition or operations.

NOTE 8 - PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

Accounting for Derivative Instruments and Hedging Activity

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes that the adoption of SFAS No. 133 will not have a material impact on the financial statements due to the Partnership's inability to invest in such instruments as stated in the Partnership agreement.

Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

In March 1998, the American Society of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. It specifies that computer software meeting certain characteristics be designated as internal-use software and sets forth criteria for expensing capitalizing, and amortizing certain costs related to the development or acquisition of internal-use software. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Management does not expect that adoption of SOP 98-1 will have a material impact on the Partnership's financial statements.

Reporting on the Costs of Start-Up Activities

In April 1998, the AICPA issued SOP 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Management does not expect that adoption of SOP 98-5 will have a material impact on the Partnership's financial statements.



      ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year 2000

Management has evaluated all technologies and has determined that the Partnership's systems appear to be ready. Management has established back-up systems in order to minimize any risks that would have a material financial impact on the Partnership.

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

The  Partnership's  primary  current sources  of  cash  are  from  cash
reserves,  property rental income and construction  financing.   As  of
June 30, 1998, the Partnership had $432,255 in cash reserves.

It is the Partnership's investment goal to utilize existing capital resources for continued leasing operations (tenant improvements and leasing commissions) and further development of its investment properties. The Partnership is currently proceeding with the development of Phase II for Highlands 80 Commerce Center, consisting of approximately 45,921 square feet of two, one-story Light Industrial/Office space buildings. The shell construction of both Phase II buildings has been completed, and approximately 16,457 square feet has been leased with tenant improvement and leasing commission costs already incurred for 11,657 square feet. The remaining Phase II development costs, consisting of tenant improvements and leasing commissions, are estimated to be approximately $785,000 and will be funded with the remaining funds available from the Phase II construction loan.

During the six months ended June 30, 1998, the Partnership generated $5,392 of net cash from operations. Management anticipates the Partnership's cash flow from operations to continue to improve due to Highlands 80's Phase II continued lease-up and Capital Professional Center's stabilized occupancy.

During the six months ended June 30, 1998, financing activities provided the Partnership with net cash proceeds of $203,140. This was primarily the result of construction draws from its construction loan for the Highlands 80 Phase II shell completion. The Partnership had funded the improvement costs during 1997 with its cash reserves and accounts payable, and was reimbursed by the construction loan once the shell was completed.

The Partnership's ability to maintain or improve cash flow is dependent upon its ability to maintain and improve the occupancy of its investment properties. The Partnership's financial resources appear to be adequate to meet current year's obligations and no adverse change in liquidity is foreseen.

Results of Operations

The Partnership's total revenues for the second quarter ended June 30, 1998 as compared to the second quarter ended June 30, 1997, increased by $8,750 (1.7%) as the result of property income increasing by $120,520 (31.8%) and interest income decreasing by $111,770 (95.5%).

The increase in property income occurred due to an increase in tenant occupied space at both the Highlands 80 and Capital Professional Center projects, resulting in an increase of property income of $54,582. The remaining increase in property income is the result of the purchase of Capital Builders Roseville Venture. Management anticipates future increases in revenue due to the increase in developed space at Highlands 80's Phase II and an improving Sacramento rental market.

The decrease in interest income is primarily due to interest relating to the note due from the joint venture, which was being accrued and deferred, being recognized as income on May 1, 1997 as a result of the purchase of Capital Builders Roseville Venture.

The Partnership's total revenues increased by $234,135 (31.4%) for the six months ended June 30, 1998, as compared to June 30, 1997. Total expenses, also increased by $317,471 (39.5%) for the six months ended June 30, 1998, as compared to June 30, 1997. In addition, the loss on the investment in Joint Venture decreased by $22,806 (100%) in 1998 as compared to 1997, all resulting in an increase in net loss of $60,530 (74.7%) for the six months ended June 30, 1998, as compared to June 30, 1997.

The year-to-date increase in revenues is primarily due to an increase in occupied space at Highlands 80 and the Partnership's acquisition of the remaining 60% interest of Capital Builders Roseville Venture (Capital Professional Center). Since the purchase on May 1, 1997, property income earned by Capital Professional Center has been fully recognized by the Partnership. Prior to the purchase, the Partnership recognized only a 40% share of net income (loss) from Capital Professional Center as income (loss) in Joint Venture.

Expenses increased for the six months ended June 30, 1998, as compared to June 30, 1997, due to the net effect of:
a) the purchase of the 60% interest in Capital Builders Roseville Venture, resulting in an increase in total reported expenses of $218,529.
b) $16,053 (20.7%) increase in repairs and maintenance at Highlands 80 due to suite turnover costs for lease renewals and additional security services.
c) $11,734 (39.6%) increase in property taxes at Highlands 80 due to Phase II construction.
d) $26,612 (12.4%) increase in interest due to loan costs associated with Highlands 80, Phase II completion.
e)  $12,717  (15.4%)  increase in general  and  administration  at  the
Partnership level due to the increase in ownership of Capital Professional Center and the development of Highlands 80, Phase II.
f) $34,332 (22.7%) increase in depreciation at Highlands 80 due to the Phase II completion.

Expenses  increased  for  the second quarter ended  June  30,  1998  as compared  to  June  30, 1997 by $100,539 (21.6%) primarily  due  to  an increase in repairs and maintenance of $9,827 (11%), an increase in property taxes of $9,208 (42.4%), an increase in interest of $45,618 (29%), and an increase in depreciation of $31,467 (31%), all relating to the additional square footage of Phase II completed at the end of 1997.

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

                         CAPITAL BUILDERS DEVELOPMENT PROPERTIES II a California Limited Partnership

                              By:  Capital Builders, Inc.
                                   Its Corporate General Partner


Date:  August 13, 1998        By:_____________________________________
                                   Michael J. Metzger
                                   President


Date:  August 13, 1998        By:_____________________________________
                                   Kenneth L. Buckler
                                   Chief Financial Officer