Form 10-Q
period 1998-09-30
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 1998-11-16
CIK 791452

15

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.   20549

                               FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities and Exchange Act of 1934



               For the Quarter ended September 30, 1998
                    Commission File Number 33-4682




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
  (A California Limited Partnership)
            BALANCE SHEETS

                                        September 30   December 31
                                            1998          1997
ASSETS
  Cash and cash equivalents                $355,011       $254,626
  Accounts receivable, net                  141,603        163,738
  Investment property, at cost, net
   of accumulated depreciation and
    amortization of $2,165,221 and
    $2,061,160 at September 30, 1998,
    and December 31, 1997, respectively  12,255,452     12,431,881

  Lease commissions, net of accumulated
    amortization of $195,352 and
    179,388 at September 30, 1998, and
    December 31, 1997, respectively         151,583        162,386

  Other assets, net of accumulated
    amortization of 24,017 and
    $34,606 at September 30, 1998 and
    December 31, 1997, respectively          80,577         64,587

        Total assets                    $12,984,226    $13,077,218

LIABILITIES AND PARTNERS' EQUITY
  Notes payable                                   $              $
                                          9,123,838      8,950,372
  Accounts payable and accrued
    liabilities                              63,844        127,777
  Tenant deposits                           103,640         93,690

        Total liabilities                 9,291,322      9,171,839

  Commitments and Contingencies
  Partners' Equity:
    General partner                        (58,902)       (56,777)
    Limited partners                      3,751,806      3,962,156

    Total partners' equity                3,692,904      3,905,379

    Total liabilities and
      partners' equity                  $12,984,226    $13,077,218

See accompanying notes to the financial statements.


  Capital Builders
    Development
   Properties II
    (A California
Limited Partnership)

    STATEMENT  OF
     OPERATIONS
  THREE  AND  NINE
   MONTHS  ENDED
   SEPTEMBER  30,

                        1998                     1997
                        Three       Nine        Three       Nine
                       Months      Months       Months     Months
                        Ended       Ended       Ended       Ended
Revenues
  Rental and other
income                 $486,643   $1,459,461   $500,111  $1,123,146
  Interest income         5,419       13,292      1,950     125,471

     Total revenues     492,062    1,472,753    502,061   1,248,617

Expenses
  Operating expenses    105,225      291,845    111,362      263,177
  Repairs and
maintenance              63,455      196,430     71,596     167,189
  Property taxes         29,054       94,581     37,127      74,377
  Interest              202,004      584,456    180,057     441,175
  General and
administrative           38,995      135,418     42,670     125,694
  Depreciation and
amortization            124,290      382,498    128,565     304,499

     Total expenses     563,023    1,685,228    571,377   1,376,111

  Loss before Joint
Venture Interest       (70,961)    (212,475)   (69,316)   (127,494)

  Loss on investment
in Joint Venture          - - -        - - -      - - -    (22,806)

Net loss               (70,961)    (212,475)   (69,316)   (150,300)

Allocated to general
partners                  (710)      (2,125)      (693)     (1,503)

Allocated to limited
partners              ($70,251)   ($210,350)  ($68,623)  ($148,797)

Net loss per limited
partnership unit        ($3.05)      ($9.13)    ($2.98)     ($6.46)

Average units
outstanding              23,030       23,030     23,030      23,030

See accompanying notes to the financial statements


     Capital Builders
Development Properties II
  (A California Limited
       Partnership)

   STATEMENTS  OF  CASH
          FLOWS
 THREE  AND  NINE  MONTHS
  ENDED  SEPTEMBER  30,
                              1998                1997
                             Three      Nine      Three       Nine
                             Months    Months    Months      Months
                             Ended     Ended      Ended       Ended
Cash flows from operating
activities:
  Net loss                 ($70,961)  ($212,475)  ($69,316)  ($150,300)
  Adjustments to reconcile
net loss to cash flow
provided by/used in
operating activities:
  Depreciation and
amortization                 124,290    382,498   128,565     304,499
  Equity in losses of
Joint Venture                - - - -    - - - -   - - - -      22,806
  Uncollected interest
earned from Joint Venture    - - - -    - - - -   - - - -   (114,046)
  Changes in assets and
liabilities:
    Decrease/(Increase) in    20,636      22,135   (50,814)    (77,232)
accounts receivable
    Increase in leasing
commissions                 (24,090)   (46,164)  (23,685)    (80,690)
    (Increase)/Decrease in
other assets                 (8,053)    (4,810)   (3,398)       8,319
    Increase/(Decrease) in
accounts payable and
and accrued liabilities       36,002    (63,933)    201,764     109,053
    Increase/(Decrease) in
tenant deposits                3,985      9,950   (1,402)     (2,498)

     Net cash provided by
     operating activities     81,809      87,201    181,714      19,911

Cash flows from investing
activities:
  Acquisition of remaining
joint venture interest,
net of cash acquired         - - - -     - - - -    - - - -    (14,380)
  Improvements to
investment properties      (129,379)  (160,282) (411,292)   (810,815)

    Net cash used in
    investing activities   (129,379)   (160,282)  (411,292)   (825,195)

Cash flows from financing
activities:
  Proceeds from issuance
of debt                      - - - -    260,085   655,382     655,382
  Payments of debt          (29,674)    (86,619)   (28,180)    (66,619)

    Net cash (used
in)/provided by
financing activities        (29,674)     173,466    627,202     588,763

Net (decrease)/increase in
cash                        (77,244)    100,385   397,624   (216,521)

Cash, beginning of period    432,255     254,626     87,683     701,828

Cash, end of period         $355,011    $355,011   $485,307    $485,307

See accompanying notes to the financial statements.



              Capital Builders Development Properties II
                  (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS
               September 30, 1998 and December 31, 1997

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

Net Loss per Limited Partnership Unit

The net loss per Limited Partnership Unit is computed based on the weighted average number of Units outstanding during the three and nine months ended September 30 of 23,030 in 1998 and 1997.

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

The total management fees paid to the Managing General Partner were $73,346 and $54,969 for the nine months ended September 30, 1998 and September 30, 1997, respectfully, while total reimbursement of expenses were $143,885 and $131,201 respectively.

The Managing General Partner will reduce its future participation in proceeds from sales by an amount equal to the loss on the abandonment of option fees in 1988 ($110,000) and interest on the amount at a rate equal to that of the borrowed funds rate as determined by construction or permanent funds utilized by the Partnership.

NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account are as follows:

                             September 30,   December 31,
                                  1998           1997
Land                          $4,053,799     $4,053,799
Building and Improvements      9,132,132      9,111,111
Tenant Improvements            1,234,742      1,328,131
Investment property, at cost  14,420,673     14,493,041
Less: accumulated depreciation
      and amortization       (2,165,221)    (2,061,160)

Investment property, net     $12,255,452    $12,431,881

NOTE 4 - NOTES PAYABLE

Notes  Payable consist of the following at:September 30,  1998December
31, 1997

A mini-permanent loan of $5,000,000 with a
fixed  8.95%  interest  rate.   The   loan
requires  monthly principal  and  interest
payments of $41,789 which is sufficient to
amortize the loan over 25 years.  The loan
is  due  October  1, 2002.   The  note  is
collateralized by a First Deed Of Trust on
Highlands 80 Phase I
land, buildings and improvements.         $4,814,261     $4,865,609

A  construction loan of $2,280,000 with  a
variable interest rate of prime plus  1.5%
(9.75%  as of September 1998).   The  loan
requires  monthly interest only  payments,
and  is  due  March  1,  1999.   The  note
provides  for  future draws of  $1,342,856
for    shell    and   tenant   improvement
construction costs and leasing commissions
for future lease-up of Phase II.  The note
is collateralized by a First Deed of Trust
on  Highlands 80 Phase II land,  buildings
and improvements.                            937,659        677,059

A   mini-permanent  loan  with   a   fixed
interest   rate  of  8.24%  and  requiring
monthly principal and interest payments of
$27,541,  which is sufficient to  amortize
the  loan over 25 years.  The loan is  due
January    1,   2001.    The    note    is
collateralized by a First Deed Of Trust on
Capital   Professional   Center's    land,
buildings and improvements.                3,371,918      3,407,704

Total Notes Payable                       $9,123,838     $8,950,372


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

The estimated fair values of the Partnership's financial instruments as of are as follows:

                        September 30,          December 31,
                             1998                  1997
                    Carrying   Estimated   Carrying  Estimated
                       Amount Fair Value      AmountFair Value
Assets
Cash and cash equivalents$ 355,011$ 355,011 $254,626$  254,626

Liabilities
Note payable       $ 4,814,261$ 4,814,261$ 4,865,609$ 4,865,609
Note payable         $ 937,659 $ 937,659    $677,059  $677,059
Note payable       $ 3,371,918$ 3,371,918$ 3,407,704$ 3,407,704


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



      ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year 2000 Compliance

The potential impact of the Year 2000 compliance issue on the real estate industry could be material, as virtually every aspect of the industry and processing of transactions will be affected. Due to the size of the task facing the real estate industry, the Partnership may be adversely affected by the problem, depending on whether it and the entities with which it does business address this issue successfully. The impact of Year 2000 issues on the Partnership will then depend not only on corrective actions that the Partnership takes, but also on the way in which Year 2000 issues are addressed by governmental agencies, businesses and other third parties that provide services or data to, or received services or data from, the Partnership, or whose financial condition or operational capability is important to the Partnership.

The Partnership's State of Readiness

The Partnership engages the services of third-party software vendors and service providers for substantially all of its electronic data processing. Thus, the focus of the Partnership is to monitor the progress of its primary software providers toward Year 2000 compliance.

The Partnership's Year 2000 compliance program has been divided into phases, all of them common to all sections of the process: (1) inventorying date-sensitive information technology and other business systems; (2) assigning priorities to identified items and assessing the efforts required for Year 2000 compliance of those determined to be material to the Partnership; (3) upgrading or replacing material items that are determined not to be Year 2000 compliant and testing material items; (4) assessing the status of third party risks; and (5) designing and implementing contingency and business continuation plans.

In the first phase, the Partnership is conducting a thorough evaluation of current information technology systems and software. Non-information technology systems such as climate control systems, elevators and security equipment will also be surveyed.

In phase two of the process, results from the inventory are assessed to determine the Year 2000 impact and what actions are required to obtain Year 2000 compliance. For the Partnership's internal systems, application upgrades of software are needed. The Partnership has opted for a course of action that will result in upgrading or replacing all critical internal systems.

The third phase includes the upgrading, replacement and/or retirement of systems, and testing. This stage of the Year 2000 process is ongoing and is scheduled to be completed by the second quarter of 1999.

The fourth phase, assessing third party risks, includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level. This evaluation includes communicating with the third parties about their plans and progress in addressing Year 2000 issues.

Contingency Plan

The final phase of the Partnership's Year 2000 compliance program relates to contingency plans. The Partnership maintains contingency plans in the normal course of business designed to be deployed in the event of various potential business interruptions.

Costs

As the Company relies upon third-party software vendors and service providers for substantially all of its electronic data processing, the primary cost of the Year 2000 Project has been and will continue to be the reallocation of internal resources and, therefore, does not represent incremental expense to the Partnership.

Risks

Failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. The Partnership believes that, with the implementation of new or upgraded business systems and completion of the Year 2000 Project as scheduled, the possibility of significant interruptions of normal operations due to the failure of those systems will be reduced. However, the Partnership is also dependent upon the power and telecommunications infrastructure within the United States. The most reasonably likely worst case scenario would be that the Partnership may experience disruption in its operations if any of these third-party suppliers reported a system failure. Although the Partnership's Year 2000 Project will reduce the level of uncertainty about the compliance and readiness of its material third-party providers, due to the general uncertainty over Year 2000 readiness of these third-party suppliers, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact.

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

The  Partnership's  primary  current sources  of  cash  are  from  cash
reserves,  property rental income and construction  financing.   As  of
September 30, 1998, the Partnership had $355,011 in cash reserves.

It is the Partnership's investment goal to utilize existing capital resources for continued leasing operations (tenant improvements and leasing commissions) and further development of its investment properties. The Partnership is currently proceeding with the development of Phase II for Highlands 80 Commerce Center, consisting of approximately 45,921 square feet of two, one-story Light Industrial/Office space buildings. The shell construction of both Phase II buildings has been completed, and approximately 16,457 square feet has been leased. The remaining Phase II development costs, consisting of tenant improvements and leasing commissions, are estimated to be approximately $665,000 and will be funded with the remaining funds available from the Phase II construction loan.

During the nine months ended September 30, 1998, the Partnership generated $87,201 of net cash from operations. Management anticipates the Partnership's cash flow from operations to continue to improve due to Highlands 80's Phase II continued lease-up and Capital Professional Center's stabilized occupancy.

During the nine months ended September 30, 1998, financing activities provided the Partnership with net cash proceeds of $173,466. This was primarily the result of construction draws from its construction loan for the Highlands 80 Phase II shell completion. The Partnership had funded the improvement costs during 1997 with its cash reserves and accounts payable, and was reimbursed by the construction loan once the shell was completed in 1998.

The Partnership's ability to maintain or improve cash flow is dependent upon its ability to maintain and improve the occupancy of its investment properties. The Partnership's financial resources appear to be adequate to meet current year's obligations and no adverse change in liquidity is foreseen.

Results of Operations

There were no material differences in reported revenues or expenses for the third quarter ended September 30, 1998 as compared to September 30, 1997.

The Partnership's total revenues increased by $224,136 (18%) for the nine months ended September 30, 1998, as compared to September 30, 1997. Total expenses, also increased by $309,117 (22.5%) for the nine months ended September 30, 1998, as compared to September 30, 1997. In addition, the loss on the investment in Joint Venture decreased by $22,806 (100%) in 1998 as compared to 1997, all resulting in an increase in net loss of $62,175 (41.4%) for the nine months ended September 30, 1998, as compared to September 30, 1997.

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

Expenses increased for the nine months ended September 30, 1998, as compared to September 30, 1997, due to the net effect of:
a) the purchase of the 60% interest in Capital Builders Roseville Venture, resulting in an increase in total reported expenses of $216,157.
b) $48,560 (15.1%) increase in interest due to loan costs associated with Highlands 80, Phase II completion.
c)  $14,159  (11.7%)  increase in general  and  administration  at  the
Partnership level due to the increase in ownership of Capital Professional Center and the development of Highlands 80, Phase II.
d) $30,435 (12.3%) increase in depreciation at Highlands 80 due to the Phase II completion.

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

                         CAPITAL BUILDERS DEVELOPMENT PROPERTIES II a California Limited Partnership

                              By:  Capital Builders, Inc.
                                   Its Corporate General Partner


Date:  November 12, 1998
By:_____________________________________
                                   Michael J. Metzger
                                   President


Date:  November 12, 1998
By:_____________________________________
                                   Kenneth L. Buckler
                                   Chief Financial Officer