Form 10-K
period 1998-12-31
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 1999-03-30
CIK 791452

29

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-K

          [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934


For the fiscal year ended                              Commission File
Number
December 31, 1998                                      33-4682


              CAPITAL BUILDERS DEVELOPMENT PROPERTIES II,
                   A CALIFORNIA LIMITED PARTNERSHIP
        (Exact name of registrant as specified in its charter)


    California                                    77-0111643
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

As of December 31, 1998 the aggregate Limited Partnership Units held by nonaffiliates of the registrant was 23,030. There is no market for the Units.

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

(c)  Narrative Description of the Business

The Partnership's business objective is to complete the development of its existing land with light industrial and office buildings for lease and eventual sale. The primary investment objective of the Partnership is to realize capital appreciation from the sale of the Properties developed by it some three to five years after such
Properties have been placed in service. A secondary investment objective is to generate cash from the leasing of Partnership Properties pending their sale for distribution to the Limited Partners, although it is not presently anticipated that the amount of such cash available for distribution to the Limited Partners will be significant. Since the Partnership has not sold its investment properties, it has not achieved its investment goals as yet. Although investor returns cannot be accurately determined until the investment properties are sold, due to the additional time required to lease up the investment properties, the decline in real estate values during the California recession, it is anticipated that ultimate returns will be less than initially projected. Funds obtained by the Partnership from the sale of Limited Partnership Units were used to acquire equity interest in one piece of land for development and a 40% equity interest in another for development in accordance with its investment objective.

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

ITEM 2.   PROPERTIES

The Partnership owns 100% equity interest in two properties, Highlands 80 Commerce Center ("H80") and Capital Professional Center ("CPC"). H80 is a three phase development. Phase I is a 109,000 square foot office/industrial project consisting of five multi-tenant buildings. Phase II consists of approximately 45,921 square feet of two, one-story light industrial/office space buildings and Phase III will consist of one 37,500 square foot office building.

CPC is a 40,400 square foot office project consisting of two multi-tenant buildings which are completely developed and have achieved a stabilized occupancy.

Additional information about the individual properties follows:

                                          H80               CPC

  Ownership Percentage:                  100%                100%

  Acquisition Date:            April 30, 1987     Apr 10, 1987 -
                                                    40% Ownership

                                                   May 1, 1997 -
                                                    60% Ownership

  Location:                  North Highlands,          Roseville,
                                   California          California
  Present Monthly
       Effective Average
       Base Rent Per Square Foot:       $0.88               $1.59

  Square Footage Mix:
       Office                          21,966              40,397
       Industrial                     113,259

  Leased Occupancy at
        December 31:    1998              68%                 91%
                        1997              75%                100%
                        1996              78%                 95%
                        1995              86%                 95%
                        1994              84%                100%

  Current Year Depreciation:         $301,673            $121,415

  Method of Depreciation:       Straight Line       Straight Line

  Depreciation Life:                 40 Years            40 Years
                           Bldg. Improvements  Bldg. Improvements
                              Life of Lease         Life of Lease
                          Tenant Improvements Tenant Improvements

  Total cost:                      $9,722,827          $4,700,608

  Encumbrances:                    $5,734,027          $3,359,490

  Tenant occupying more
  than 10% of square               None           Coldwell Banker
   footage  and  nature  of business:               (Residential  Real
Estate Brokerage)
                                                  First American
                                                   Title Ins. Co.

H80 and CPC are subject to encumbrances which are more fully described under Note 5 of the Partnership's financial statements included under
Item 8 which is incorporated herein by reference.

Both properties are being leased to a wide variety of tenants in a diversity of industries. Leases are typically three to five years in term and provide for free rent periods, at inception, equal to approximately one month per three years of lease term. Some leases contain options to extend the term of the lease.

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

As of December 31, 1998, there were 1,662 holders and 23,030 Limited Partnership Units outstanding.

ITEM 6.   SELECTED FINANCIAL DATA

The following constitutes a summary of selected financial data for the
following   periods  (000's  omitted  except  net  loss  per   Limited
Partnership Unit):

                       1998     1997     1996     1995     1994

Revenues             $1,985   $1,728   $1,224   $1,208   $1,089

Net Loss             ($323)   ($217)   ($268)   ($583)   ($697)

Net Loss per Limited
    Partnership Unit($13.90) ($9.33) ($11.54) ($25.05) ($29.97)

Total Assets        $12,799  $13,077   $9,953   $9,934   $8,910

Notes and Loans Payable$9,094 $8,950   $4,928   $4,986   $3,577

(See ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year 2000 Issue

The potential impact of the Year 2000 issue on the real estate industry could be material, as virtually every aspect of the industry and processing of transactions will be affected. Due to the size of the task facing the real estate industry, the Partnership may be adversely affected by the problem, depending on whether it and the entities with which it does business address this issue successfully. The impact of Year 2000 issues on the Partnership will then depend not only on corrective actions that the Partnership takes, but also on the way in which Year 2000 issues are addressed by governmental agencies, businesses and other third parties that provide services or data to, or received services or data from, the Partnership, or whose financial condition or operational capability is important to the Partnership.

The Partnership's State of Readiness

The Partnership engages the services of third-party software vendors and service providers for substantially all of its electronic data processing. Thus, the focus of the Partnership is to monitor the progress of its primary software providers toward Year 2000 readiness.

The Partnership's Year 2000 program has been divided into phases, all of them common to all sections of the process: (1) inventorying date-sensitive information technology and other business systems; (2) assigning priorities to identified items and assessing the efforts required for Year 2000 readiness of those determined to be material to the Partnership; (3) upgrading or replacing material items that are determined not to be Year 2000 compliant and testing material items;
(4) assessing the status of third party risks; and (5) designing and implementing contingency and business continuation plans.

In the first phase, the Partnership has conducted a thorough evaluation of current information technology systems and software. Non-information technology systems such as climate control systems, elevators and security equipment will also be surveyed.

In phase two of the process, results from the inventory have been assessed to determine the Year 2000 impact and what actions are
required  to  achieve  Year  2000 readiness.   For  the  Partnership's
internal systems, application upgrades of software are needed. The Partnership has opted for a course of action that will result in upgrading or replacing all critical internal systems.

The third phase includes the upgrading, replacement and/or retirement of systems, and testing. This stage of the Year 2000 process is ongoing and is scheduled to be completed by the second quarter of 1999.

The fourth phase, assessing third party risks, includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level. This evaluation includes communicating with the third parties about their plans and progress in addressing Year 2000 issues. The Partnership's management has identified critical third parties and developed a letter inquiring about their company's Year 2000 program. These letters will be sent by the first quarter of 1999.

Contingency Plan

The final phase of the Partnership's Year 2000 program relates to contingency plans. The Partnership maintains contingency plans in the normal course of business designed to be deployed in the event of various potential business interruptions. The Partnership's contingency plan includes maintaining hard copies of tenant leases, vendor contracts, and accounting records to ensure the maintenance of its accounting system and help facilitate the collection of rental income and payments to vendors during computer interruptions.

Costs

As the Company relies upon third-party software vendors and service providers for substantially all of its electronic data processing, the primary cost of the Year 2000 Project has been and will continue to be the reallocation of internal resources and, therefore, does not represent incremental expense to the Partnership.

Risks

Failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. The Partnership believes that, with the implementation of new or upgraded business systems and completion of the Year 2000 Project as scheduled, the possibility of significant interruptions of normal operations due to the failure of those systems will be reduced. However, the Partnership is also dependent upon the power and telecommunications infrastructure within the United States. The most reasonably likely worst case scenario would be that the Partnership may experience disruption in its operations if any of these third-party suppliers reported a system failure. Although the Partnership's Year 2000 Project will reduce the level of uncertainty about the readiness of its material third-party providers, due to the general uncertainty over Year 2000 readiness of these third-party suppliers, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact.

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

The Partnership's primary current sources of cash are from cash balances, property rental income and construction financing. As of December 31, 1998, the Partnership had $287,892 in cash. It is the Partnership's investment goal to utilize existing capital resources for continued leasing operations (tenant improvements and leasing commissions) and further development of its investment properties.

During 1998, net cash provided by operations increased to $53,165. This is primarily the result of cash provided by the Capital Professional Center ("CPC") project. CPC's occupancy remains above 90% and is projected to continue providing positive cash flow during 1999. The Highlands 80 project is also projected to increase cash provided by operating activities during 1999 with the lease-up of Phase II.

During the twelve months ended December 31, 1998, net cash used in investing activities ($163,044) was primarily the result of costs incurred for tenant improvements at Highlands 80, Phases I and II. Projected tenant improvement costs for 1999 are $53,760 for Phase I and $533,674 for Phase II. The 1998 costs were primarily funded with the existing construction loan and cash from operations. The funding of 1999 tenant improvements will be similar, with Phase II costs expected to be primarily funded by the construction loan.

The Partnership's ability to maintain or improve cash flow is dependent upon its ability to maintain and improve the occupancy of its investment properties. Management believes the Partnership's financial resources should be adequate to meet 1999's obligations and no adverse change in liquidity is foreseen.

Results of Operations

1998  vs 1997

The Partnership's total revenues increased by $257,154 (14.9%) in 1998 compared to 1997. Total expenses increased by $386,294 (20.1%) in 1998 compared to 1997. In addition, the loss on the investment in joint venture decreased by $22,806 (100%) in 1998 compared to 1997, all resulting in an increase in net loss of $106,334 (49%).

The increase in revenues is primarily due to an increase in occupied space at Highlands 80 and the Partnership's acquisition of the remaining 60% interest of Capital Builders Roseville Venture (Capital Professional Center). Since the purchase on May 1, 1997, property income earned by Capital Professional Center has been fully recognized by the Partnership. Prior to the purchase, the Partnership recognized only a 40% share of net income (loss) from Capital Professional Center as income (loss) in Joint Venture.

Expenses increased in 1998, as compared to 1997, due to the net effect of:
a) the purchase of the 60% interest in Capital Builders Roseville Venture, resulting in an increase in project operating expenses of $216,157.
b) $13,213 (7.8%) increase in repairs and maintenance due to higher landscape and HVAC maintenance costs primarily at Highlands 80 due to its Phase II completion.
c) $9,512 (12.8%) increase in property taxes due to Highlands 80 Phase II completion.
d) $69,107 (15.9%) increase in interest due to loan costs associated with Highlands 80, Phase II completion.
e) $26,019 (17.4%) increase in general and administration at the Partnership level due to the increase in ownership of Capital Professional Center and the development of Highlands 80, Phase II.
f) $46,452 (13.7%) increase in depreciation at Highlands 80 due to the Phase II completion.

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

While Capital Professional Center has achieved and maintained an average stabilized occupancy of 96%, Highlands 80 has only maintained an average 75% occupancy during 1997. It is management's opinion that Highlands 80's lack of lease-up was due to a temporary stall in tenant demand for space in the Sacramento sub-market in which Highlands 80 is located. Management anticipates that demand will increase during 1998 and that substantial lease-up will occur at Highlands 80. During 1998 demand for space at Highlands 80 did not increase substantially. During the year a net increase of 4,246 square feet of occupied space occurred.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Partnership does not have a material market risk due to financial instruments held by the Partnership. The Partnership's only variable rate instrument consists of a construction loan in the amount of $937,659.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                      Page Number

INDEPENDENT AUDITORS' REPORT                                11

FINANCIAL STATEMENTS
                                                            12
     BALANCE SHEETS
     AS OF DECEMBER 31, 1998 AND 1997

     STATEMENTS OF OPERATIONS                               13
     FOR THE YEARS ENDED
     DECEMBER 31, 1998, 1997, AND 1996

     STATEMENTS OF PARTNERS' EQUITY                         14
     FOR THE YEARS ENDED
     DECEMBER 31, 1998, 1997, AND 1996

     STATEMENTS OF CASH FLOWS                               15
     FOR THE YEARS ENDED
     DECEMBER 31, 1998, 1997, AND 1996

      NOTES TO FINANCIAL STATEMENTS                         16-23
SUPPLEMENTAL SCHEDULES

     SCHEDULE III                                           27
     REAL ESTATE AND ACCUMULATED DEPRECIATION
Financial schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in this report.

                     Independent Auditors' Report


The Partners
Capital Builders Development Properties II:

We have audited the accompanying balance sheets of Capital Builders Development Properties II, a California Limited Partnership, as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Builders Development Properties II as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




Sacramento, California                            KPMG LLP
February 5, 1999




 PART 1 - FINANCIAL INFORMATION

Capital Builders Development Properties II
    (A California Limited Partnership)

              BALANCE SHEETS
                                           December 31    December 31
                                               1998           1997
ASSETS
  Cash                                         $287,892      $254,626
  Accounts receivable, net                      130,875       163,738
  Investment property, at cost, net of
accumulated depreciation of $2,280,524 and
$2,061,160 at December 31, 1998 and 1997,
respectively                                 12,142,911    12,431,881
  Lease commissions, net of accumulated
amortization of $211,911 and $179,388 at
December 31, 1998 and 1997, respectively        156,213       162,386
  Other assets, net of accumulated
amortization of $26,188 and $34,606 at
December 31, 1998 and 1997, respectively         81,348        64,587
        Total assets                        $12,799,239   $13,077,218

LIABILITIES AND PARTNERS' EQUITY
  Notes payable                              $9,093,517    $8,950,372
  Accounts payable and accrued liabilities       28,602       127,777
  Tenant deposits                                95,093        93,690
        Total liabilities                     9,217,212     9,171,839

  Commitments and contingencies
  Partners' Equity:
    General Partners                           (60,010)      (56,777)
    Limited Partners                          3,642,037     3,962,156
        Total Partners' equity                3,582,027     3,905,379
        Total liabilities and Partners'     $12,799,239   $13,077,218
equity

See accompanying notes to the financial statements.

</TABLE)


 Capital Builders Development
         Properties II
     (A California Limited
         Partnership)

   STATEMENTS OF OPERATIONS
   YEARS ENDED DECEMBER 31,
                                    1998         1997         1996
Revenues
  Rental and other income        $1,967,779   $1,599,917    $1,101,978
  Interest income                    17,529      128,237       121,977
Total revenues                    1,985,308    1,728,154     1,223,955

Expenses
  Operating expenses                401,914      368,434       276,165
  Repairs and maintenance           285,929      236,623       150,718
  Property taxes                    136,658      108,220        74,323
  Interest                          784,448      620,946       416,264
  General and administrative        183,179      157,160       148,543
  Depreciation and amortization     516,532      430,983       343,774
Total expenses                    2,308,660    1,922,366     1,409,787

  Loss before joint venture
interest                          (323,352)    (194,212)     (185,832)
  Loss on investment in joint
venture                             - - - -     (22,806)      (82,645)

Net loss                          (323,352)    (217,018)     (268,477)

Allocated to General Partners       (3,233)      (2,170)       (2,685)
Allocated to Limited Partners    ($320,119)   ($214,848)    ($265,792)

Net loss per Limited
Partnership Unit                   ($13.90)      ($9.33)      ($11.54)

Average Units outstanding            23,030       23,030        23,030

See accompanying notes to the financial statements.
</TABLE)


               Capital Builders Development Properties II
                   (A California Limited Partnership)

                     STATEMENTS OF PARTNERS' EQUITY
              YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                          Total
                                General    Limited    Partners'
                              Partners    Partners       Equity

Balance at December 31, 1995 ($51,922)  $4,442,796   $4,390,874

    Net loss                   (2,685)   (265,792)    (268,477)

Balance at December 31, 1996  (54,607)   4,177,004    4,122,397

    Net loss                   (2,170)   (214,848)    (217,018)

Balance at December 31, 1997  (56,777)   3,962,156    3,905,379

   Net Loss                    (3,233)   (320,119)    (323,352)

Balance at December 31, 1998 ($60,010)  $3,642,037   $3,582,027

See accompanying notes to the financial statements.
</TABLE)


   Capital Builders Development
          Properties II
(A California Limited Partnership)

     STATEMENTS OF CASH FLOWS
     YEARS ENDED DECEMBER 31,
                                       1998       1997          1996
Cash flows from operating
activities:
  Net loss                          ($323,352)   ($217,018)   ($268,477)
    Adjustments to reconcile net
loss to cash flow
    provided by (used in)
operating activities:
  Depreciation and amortization        516,532      430,983      343,774
  Equity in losses of Joint
Venture                                - - - -      22,806       82,645
  Uncollected interest earned from
Joint Venture                          - - - -   (114,046)      - - - -
  Changes in operating assets and
liabilities:
  Decrease (Increase) in accounts
receivable                              32,863    (60,266)       74,902
  Increase in leasing commissions     (67,353)     (88,736)     (35,091)
  (Increase) Decrease in other         (7,753)        9,204      (2,654)
assets
  (Decrease) Increase in accounts
payable and accrued liabilities       (99,175)        2,444       85,171
  Increase (Decrease) in tenant
deposits                                 1,403     (6,845)      (5,507)

      Net cash provided by (used
in) operating activities                53,165    (21,474)      274,763

Cash flows from investing
activities:
  Proceeds from securities             - - - -      - - - -    1,214,118
  Acquisition of remaining joint
venture interest, net of cash
acquired                               - - - -    (14,380)      - - - -
  Increase in advances to joint
venture                                - - - -     - - - -    (225,000)
  Improvements to investment
properties                           (163,044)   (993,321)  (1,091,548)
  Distributions from joint venture     - - - -      - - - -      124,480

      Net cash (used in) provided
by investing activities              (163,044) (1,007,701)       22,050

Cash flows from financing
activities:
  Proceeds from issuance of debt       260,600     677,059      - - - -
  Payments of debt                   (117,455)     (95,086)     (57,932)

      Net cash provided by (used
in)  financing activities              143,145     581,973     (57,932)

Net increase (decrease) in cash         33,266    (447,202)      238,881

Cash, beginning of  period             254,626      701,828      462,947

Cash, end of period                   $287,892     $254,626     $701,828

Supplemental Disclosure of
Acquisition of Remaining 60%
Joint Venture Interest

  Fair Value of Assets Acquired        - - - -   $5,095,204      - - - -
  Fair Value of Liabilities to
outside parties                        - - - - (3,439,957)      - - - -
  Fair Value of Affiliate Loan
                                       - - - - (1,570,134)      - - - -

  Net Equity                           - - - -      $85,113      - - - -

  Cash paid for 60% interest in
Joint Venture                          - - - -      51,068      - - - -
  Cash Acquired
                                       - - - -    (36,688)      - - - -

          Net cash paid for
acquisition                            - - - -     $14,380      - - - -

Cash Paid for Interest                $784,448     $584,613     $416,264

See accompanying notes to the financial statements.
</TABLE)


               Capital Builders Development Properties II
                  (A California Limited Partnership)
                     NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 1998, 1997, AND 1996

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

Financial Reporting for Segments of a Business Enterprise

During  1998, the Partnership adopted SFAS No. 131, Disclosures  about
Segments  of  an  Enterprise  and Related Information.  SFAS  No.  131
establishes standards for the way public business enterprises  are  to report  information  about  operating  segments  in  annual  financial
statements   and   requires  those  enterprises  to  report   selected
information  about  operating segments in  interim  financial  reports issued  to  shareholders.  It also establishes standards  for  related disclosures about products and services, geographic areas,  and  major
customers.   SFAS No. 131 supersedes SFAS No. 14, Financial  Reporting
for Segments of a Business Enterprise, but retains the requirement  to report information about major customers.  As of December 31, 1998 and
1997,  the Partnership did not have any reportable segments under  the provision of SFAS No. 131.

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

Investment in Joint Venture

Equity  investments  of 20% to 50% are accounted  for  by  the  equity
method.   Under this method, the investments are recorded  at  initial cost  and increased or decreased for the Partnership's share of income and losses, and decreased for distributions (See Note 4).

Revenue Recognition

Rental income is recognized on a straight-line basis over the life of the lease, which may differ from the scheduled rental payments.

Net Loss per Limited Partnership Unit

The net loss per Limited Partnership Unit is computed based on the weighted average number of Units outstanding during the year of 23,030 in 1998, 1997, and 1996.

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

The total management fees paid to the Managing General Partner were $97,913, $78,045 and $52,947 for the years ended December 31, 1998,
1997, and 1996, respectively, while total reimbursement of expenses was $190,553, $201,441 and $176,641, respectively.

The Managing General Partner will reduce its future participation in proceeds from sales by an amount equal to the loss on the abandonment of option fees in 1988 ($110,000) and interest on the amount at a rate equal to that of the borrowed funds rate as determined by construction or permanent funds utilized by the Partnership.

NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account at December 31, are as follows:

                                         1998           1997
Land                                $4,053,799     $4,053,799
Building and Improvements            9,132,132      9,111,111
Tenant Improvements                  1,237,504      1,328,131
Investment property, at cost        14,423,435     14,493,041
Less: accumulated depreciation
      and amortization             (2,280,524)    (2,061,160)

Investment property, net           $12,142,911    $12,431,881


NOTE 4 - INVESTMENT IN JOINT VENTURE

Through  May  1997, the Partnership owned a 40% interest  in  a  joint venture with Capital Builders Development Properties (CBDP), a related
partnership  with  the  same  general  partner.   In  May  1997,   the
Partnership purchased the remaining 60% interest in the joint venture.
The purchase was completed after an independent valuation of the joint venture property, Capital Professional Center.

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

A  summary  of  operating  information of Capital  Builders  Roseville
Venture follows:

                    For the Four Months   For the Twelve months
                      Ended April 30,       Ended December 31,
                            1997                    1996
Total Revenue             $ 242,630                $ 671,525
Total Expenses              299,645                  878,136
Net Loss               ($   57,015)             ($  206,611)

Capital Builders Development
  Properties II Share of
  Net Loss                ($22,806)                ($82,645)

The  1997 net loss from Capital Builders Roseville Venture represents activity  prior  to the May 1, 1997 purchase.  The purchase  did  not
generate   any  sales  commissions,  transaction  fees,  changes   in
management  compensation, or any other direct or indirect benefit  to
General Partner.

NOTE 5 - NOTES PAYABLE

Notes Payable consist of the following at December 31,:
                                            1998       1997
A  mini-permanent loan of $5,000,000 with
a  fixed  8.95% interest rate.  The  loan
requires  monthly principal and  interest
payments  of $41,789 which is  sufficient
to  amortize the loan over 25 years.  The
loan is due October 1, 2002.  The note is
collateralized by a First Deed  Of  Trust
on Highlands 80 Phase I land,
buildings and improvements.              $4,796,368  $4,865,609

A  construction loan of $2,280,000 with a
variable interest rate of prime plus 1.5%
(9.25%  as  of December 31,  1998).   The
loan   requires  monthly  interest   only
payments, and is due March 1, 1999.   The
note  is  expected to be renewed  at  its
current  terms  for  an  additional   six
months.   The  note provides  for  future
draws    of    $1,342,341   for    tenant
improvement   construction   costs    and
leasing  commissions for future  lease-up
of  Phase II.  The note is collateralized
by a First Deed of Trust on Highlands
80   Phase   II   land,   buildings   and
improvements.                               937,659     677,059

A   mini-permanent  loan  with  a   fixed
interest  rate  of  8.24%  and  requiring
monthly  principal and interest  payments
of   $27,541,  which  is  sufficient   to
amortize  the  loan over 25  years.   The
loan is due January 1, 2001.  The note is
collateralized by a First Deed  Of  Trust
on  Capital  Professional Center's  (CPC)
land,    buildings   and    improvements.
Restrictive   covenants  of   this   loan
include  maintaining a cash flow coverage
ratio related to the CPC property.        3,359,490   3,407,704

Total Notes Payable                      $9,093,517  $8,950,372

Scheduled principal payments during 1999, 2000, 2001 and 2002 are $1,072,485, $143,348, $3,327,894, and $4,549,790, respectively.

NOTE 6 - LEASES

The  Partnership  leases its properties under long term  noncancelable
operating  leases  to  various tenants.   The  facilities  are  leased
through  agreements  for  rents based on the  square  footage  leased.
Minimum  annual base rental payments under these leases for the  years ended December 31 are as follows:

                         1999      $1,336,893
                         2000       1,072,952
                         2001         728,251
                         2002         342,951
                         2003         108,006
                         Total     $3,589,053

NOTE 7 - RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

A  reconciliation  of the net loss as reflected on  the  accompanying
Statements of Operations to that reflected on the Federal income tax return for the years ended December 31 is as follows:

                                      1998        1997       1996


Net loss -
  Statements of Operations       ($323,352)   ($217,018) ($268,477)

Adjustments
  resulting from:
  Difference in depreciation
  and amortization                   87,705     (76,317)    236,810

  Net loss - tax return           (235,648)    (293,335)   (31,667)

Partners' equity -
   Statements of
  Partners' Equity (Deficit)      3,582,027    3,905,379  4,122,397

Increases
  resulting from:
  Difference in depreciation
    and amortization and
                        valuation allowance    2,872,549  2,784,8442,861,161
  Selling expenses for
    Partnership units             1,713,666    1,713,666  1,713,666

  Partners' equity - tax return  $8,168,242   $8,403,889  8,697,224

Taxable loss per Limited
  Partnership unit after giving
    effect to the taxable loss
    allocated to the General
    Partner                          ($10.13)    ($12.60)     ($1.36)


NOTE 8- FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The  estimated fair values of the Partnership's financial  instruments as of  December 31, are as follows:
                          1998                     1997
                 Carrying      Estimated   Carrying   Estimated
                 Amount       Fair Value     Amount  Fair Value
Liabilities
Note payable    $4,796,368  $4,796,368   $4,865,609  $4,865,609
Note payable      $937,659    $937,659     $677,059    $677,059
Note payable    $3,359,490  $3,359,490   $3,407,704  $3,407,704


NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Partnership is involved in litigation arising in the normal course
of  its  business.   In the opinion of management,  the  Partnership's
recovery  or liability if any, under any pending litigation would  not materially affect its financial condition or operations.


NOTE 10 - PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

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

Reporting on the Costs of Start-Up Activities

In  April  1998, the AICPA issued SOP 98-5, Reporting on the Costs  of
Start-Up  Activities.   SOP 98-5 provides guidance  on  the  financial
reporting of start-up costs and organization costs.  It requires costs of  start-up  activities  and organization costs  to  be  expensed  as
incurred.   SOP  98-5  is effective for fiscal years  beginning  after
December 15, 1998.  Management does not expect that adoption of SOP 98-
5   will  have  a  material  impact  on  the  Partnership's  financial statements.

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

The officers, directors, and key personnel of CB are as follows:

Name                                Office
Michael J. Metzger                  President and Director
Mark J. Leggio                      Director
Ellen Wilcox                        Director

Michael  J.  Metzger:   Mr.  Metzger is responsible  for  the  general
management  of  CB.   Mr.  Metzger  assumed  responsibility  for   the
management of CB in December 1986.  He was formerly the Executive Vice
President  of  The Elder-Nelson Company (EN) and its  subsidiary,  the
Elder-Nelson   Equities  Corporation  -  affiliated  companies   which
provided  underwriting and administrative services to  CB.   Prior  to
joining  EN in 1977, Mr. Metzger was Partner/General Manager  for  two
years  in  his  family's  real  estate  contracting,  development  and
syndication  business.   Mr.  Metzger  has  also  had  five  years  of
experience  in manufacturing management and served as an Army  Officer
for  four  years.   Mr. Metzger holds a B.S. degree  in  Business  and
Industrial Management as well as a license in Real Estate, and  former licenses in Securities and Insurance.

Ellen  Wilcox:   Ellen  Wilcox is a Registered Investment  Advisor  in
California and the former Owner/Manager of Wilcox Financial  Services.
She   is   licensed  in  General  Securities  and  Insurance   through
Linsco/Private  Ledger,  an  NASD  Registered  Broker/Dealer.   As  an
Investment  Advisor and Broker, Ms. Wilcox provides a  full  range  of investment  products and services to individuals  and  small  business
owners.   She  has been actively providing such services  since  1986.
Ms.   Wilcox   teaches  classes  on  retirement  planning,  investment
strategies, and basic money management.  She is a popular speaker  and lecturer  on  financial topics, has authored many published  articles, and has appeared on several radio shows.

Mark J. Leggio:  Mark Leggio is the Owner of Mark J. Leggio, CPA.   He
provides tax accounting and business consultation services to  a  wide variety  of  small and mid-size businesses.  In addition,  he  is  the founding  shareholder  and chief financial  officer  of  Green  Planet
Juicery, Inc., located in the Sacramento area.  From 1978 to  1995  he worked for KPMG LLP and was a partner when he left.  Mr. Leggio  holds a  Bachelor  of  Science degree in Accounting from the  University  of
Southern California, where he graduated cum laude.

ITEM 11.  EXECUTIVE COMPENSATION

The   Partnership  does  not  have  any  officers  or  employees  and,
therefore,   does   not  pay  compensation  to  such   persons.    The
Partnership's  business is conducted by the Managing  General  Partner which  is  entitled under Article IV of the Partnership  Agreement  to
receive   underwriting   commissions,   acquisition   fees,   property
management  fees,  subordinated  real  estate  commission,  share   of
distribution and an interest in the Partnership.  The Managing General
Partner's fees totaled $97,913 in 1998 consisting entirely of property management  fees  which are calculated as 5% of gross rental  revenues collected.

In addition to the fees described above, the General Partner is entitled to reimbursement for out of pocket expenses incurred on behalf of the Partnership. Such expenses aggregated $190,553 in 1998.

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

During  the year ended December 31, 1998, the Managing General Partner
and/or   its   affiliate  received  $190,553  for   reimbursement   of
administrative  services  and  $97,913  for  property  management  and administrative fees.

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

The Partnership has not sent an annual report or proxy statements to the Limited Partners and does not intend to send a proxy statement to the Limited Partners. The Partnership will send the Limited Partners an annual report and will furnish the Commission with copies of the annual report on or before April 30, 1999.


   Capital
   Builders
 Development
Properties II
 A California
   Limited
 Partnership
and Subsidiary

SCHEDULE III -
 REAL ESTATE
     AND
 ACCUMULATED
 DEPRECIATION
 December 31,
     1998
   Column A       Column B     Column C       Column D
                                                Cost
                                            Capitalized
 Description   Encumbrances   Initial Cost  Subsequent to
                                            Acquisition

                                                            Carrying
                               Land (1)    Improvements(1)    Costs

    Commercial
  Office Bldg.
Highlands 80      $5,734,027   $2,115,148       $7,557,454    $50,225

Roseville          3,359,490      986,715        3,624,567     89,326

Commercial        $9,093,517   $3,101,863      $11,182,021   $139,551
Office Bldg.







    Balance at
  beginning of
        period

Additions

Deletions (2)

Balance at end
     of period


   Column A       Column E

 Description       Gross
                  Carrying
               Amount at End
                 of Period

                              Buildings &
                  Land(1)    Improvements(         Total (1)
                                  1)

    Commercial
  Office Bldg.
  Highlands 80    $2,622,014   $7,100,813                  $9,722,827

Roseville          1,431,785    3,268,823                   4,700,608

Commercial        $4,053,799  $10,369,636                  $14,423,435
Office Bldg.



                  Column E
                   Total
                        1996         1997                        1998

Balance at        $8,168,305   $8,912,355                  $14,493,041
beginning of
period

Additions          1,091,548    5,747,656  (3)                163,044

Deletions (2)      (347,498)    (166,970)                   (232,650)

Balance at end    $8,912,355  $14,493,041                  $14,423,435
of period


   Column A       Column F     Column G       Column H
                Accumulated     Date of         Date
 Description    Depreciation Construction     Acquired




    Commercial
  Office Bldg.
  Highlands 80    $1,746,081         1987             1987

Roseville            534,443         1987             1987

Commercial        $2,280,524
Office Bldg.



                               Column F
                                 Total
                                     1996             1997

    Balance at                 $1,474,003       $1,426,812
  beginning of
        period

Additions                         300,307          801,318  (3)

Deletions (2)                   (347,498)        (166,970)

Balance at end                 $1,426,812       $2,061,160
     of period



   Column A       Column I
                Depreciation
 Description        Life




    Commercial
  Office Bldg.
  Highlands 80      40 Years
                     (Bldg.)

Roseville           40 Years
                     (Bldg.)

Commercial     Life of Lease
Office Bldg.
               Tenant Imp.)



                        1998

Balance at        $2,061,160
beginning of
period

Additions            452,014

Deletions (2)      (232,650)

Balance at end    $2,280,524
of period


  1) Valuation
 allowance for
      possible
    investment
       loss of
   $469,000 at
  December 31,
      1995 was
       charged
   against the
 cost basis of
  the land and
  building and
  improvements
 on a pro rata
      basis in
    accordance
      with the
 provisions of
  SFAS No. 121
     which was
    adopted on
    January 1,
         1996.

  2) Deletions
 represent the
  write-off of
         fully
     amortized
        tenant
   improvement
        costs.

  3) On May 1,
      1997 the
   Partnership
 purchased the
 remaining 60%
   interest in
   the Capital
      Builders
     Roseville
  Venture from
   CBDP I. The
   acquisition
      has been
 accounted for
     using the
      purchase
     method of
   accounting.
