Form 10-Q
period 1999-03-31
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 1999-05-17
CIK 791452

9

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.   20549

                               FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities and Exchange Act of 1934



For the Quarter ended March 31, 1999         Commission File Number 33-
                                 4682




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
    (A California Limited Partnership)

              BALANCE SHEETS
                                             March 31,    December 31,
                                               1999          1998
ASSETS
  Cash and cash equivalents                   $351,310       $287,892
  Accounts receivable, net                     125,129        130,875
  Investment property, at cost, net
   of accumulated depreciation and
    amortization of $2,393,956 and
    $2,280,524 at March 31, 1999, and
    December 31, 1998, respectively         12,074,002     12,142,911

  Lease commissions, net of accumulated
    amortization of $231,109 and 211,911
    at March 31, 1999, and December 31,
    1998, respectively                         143,605        156,213

  Other assets, net of accumulated
    amortization of $30,258 and
    $26,188 at March 31, 1999 and
    December 31, 1998, respectively             94,641         81,348

                     Total assets          $12,788,687    $12,799,239

LIABILITIES AND PARTNERS' EQUITY
  Note payable                              $9,176,778     $9,093,517
  Accounts payable and accrued
    liabilities                                 71,136         28,602
  Tenant deposits                              100,128         95,093

           Total liabilities                $9,348,042     $9,217,212

  Commitments and Contingencies
  Partners' Equity:
    General partner                           (61,423)       (60,010)
    Limited partners                         3,502,068      3,642,037

          Total partner's equity            $3,440,645     $3,582,027

    Total liabilities and
      partners' equity                     $12,788,687    $12,799,239


See accompanying notes to the financial statements.



   Capital Builders Development
           Properties II
 (A California Limited Partnership)

      STATEMENT OF OPERATIONS
   THREE MONTHS ENDED MARCH 31,

                                        1999            1998
Revenues
  Rental and other income                $491,447       $473,290
  Interest income                           2,852          2,639

          Total revenues                  494,299        475,929

Expenses
  Operating expenses                      102,668         91,623
  Repairs and maintenance                 107,906         64,471
  Property taxes                           36,615         34,632
  Interest                                198,285        179,817
  General and administrative               53,507         60,693
  Depreciation and amortization           136,700        124,512

          Total expenses                  635,681        555,748

Net loss                                (141,382)       (79,819)

Allocated to general partners             (1,413)          (798)

Allocated to limited partners          ($139,969)      ($79,021)

Net loss per limited partnership
unit                                      ($6.08)        ($3.43)

Average units outstanding                  23,030         23,030


See accompanying notes to the financial statements.



Capital Builders Development Properties
                   II
   (A California Limited Partnership)

        STATEMENTS OF CASH FLOWS
     FOR THE MONTHS ENDED MARCH 31,
                                              1999          1998
Cash flows from operating activities:
  Net loss                                  ($141,382)    ($79,819)
  Adjustments to reconcile net loss
     to cash flow provided by (used in)
     operating activities:
  Depreciation and amortization                136,700      124,512
  Changes in assets and liabilities
    Decrease/(Increase) in accounts
receivable                                       5,746      (7,171)
    Increase in leasing commissions            (6,590)      (7,296)
    Increase in other assets                  (17,363)         (99)
    Increase/(Decrease) in accounts
payable
      and accrued liabilities                   42,534     (79,590)
    Increase in tenant deposits                  5,035        7,948

          Net cash provided by (used in)
          operating activities                  24,680     (41,515)

Cash flows from investing activities:
  Improvements to investment properties       (44,523)     (21,019)

          Net cash used in investing
          activities                          (44,523)     (21,019)

Cash flows from financing activities:
  Proceeds from issuance of debt               115,370      260,085
  Payments of debt                            (32,109)     (28,420)

            Net cash provided by
            financing activities                83,261      231,665

Net increase in cash                            63,418      169,131

Cash, beginning of period                      287,892      254,626

Cash, end of period                           $351,310     $423,757


See accompanying notes to the financial statements.



              Capital Builders Development Properties II
                  (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS
               For The Three Months Ended March 31, 1999

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

During 1998, the Partnership adopted SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The adoption did not have a material impact on the Partnership's financial statements.

During 1998, Partnership adopted SOP 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. The adoption did not have a material impact on the Partnership's financial statements.

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

Net Loss per Limited Partnership Unit

The net loss per Limited Partnership Unit is computed based on the weighted average number of Units outstanding during the quarter ended March 31 of 23,030 in 1999 and 1998.

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

The total management fees paid to the Managing General Partner were $24,910 and $23,648 for the three months ended March 31, 1999 and 1998, respectively, while total reimbursement of expenses was $52,638 and $47,940, respectively.

The Managing General Partner will reduce its future participation in proceeds from sales by an amount equal to the loss on the abandonment of option fees in 1988 ($110,000) and interest on the amount at a rate equal to that of the borrowed funds rate as determined by construction or permanent funds utilized by the Partnership.


NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account are as follows:

                                  March 31, 1999      December 31,1998
Land                                $4,053,799            $4,053,799
Building and Improvements            9,132,132             9,132,132
Tenant Improvements                  1,282,027             1,237,504
Investment property, at cost        14,467,958            14,423,435
Less: accumulated depreciation
      and amortization             (2,393,956)           (2,280,524)

Investment property, net           $12,074,002           $12,142,911


NOTE 4 - NOTES PAYABLE

Notes Payable consist of the following at: March 31,     December 31,
                                              1999          1998

A mini-permanent loan of $5,000,000 with a
fixed  8.95%  interest  rate.   The   loan
requires  monthly principal  and  interest
payments of $41,789 which is sufficient to
amortize the loan over 25 years.  The loan
is  due  October  1, 2002.   The  note  is
collateralized by a First Deed Of Trust on
Highlands  80 Phase I land, buildings  and
improvements.                                $4,777,935  $4,796,368

A  construction loan of $2,280,000 with  a
variable interest rate of prime plus  1.5%
(9.25%  as of March 31, 1998).   The  loan
requires  monthly interest only  payments,
and  is  due September 1, 1999.  The  note
provides  for  future draws of  $1,226,971
for  tenant improvement construction costs
and  leasing commissions for future lease-
up    of   Phase   II.    The   note    is
collateralized by a First Deed of Trust on
Highlands 80 Phase II land, buildings  and
improvements.                                 1,053,029     937,659

A   mini-permanent  loan  with   a   fixed
interest   rate  of  8.24%  and  requiring
monthly principal and interest payments of
$27,541,  which is sufficient to  amortize
the  loan over 25 years.  The loan is  due
January    1,   2001.    The    note    is
collateralized by a First Deed Of Trust on
Capital Professional Center's (CPC)  land,
buildings  and improvements.   Restrictive
covenants of this loan include maintaining
a  cash flow coverage ratio related to the
CPC property.                                 3,345,814   3,359,490

Total Notes Payable                           9,176,778   9,093,517

Scheduled principal payments during 1999, 2000, 2001 and 2002 are $1,155,746, $143,348, $3,327,894, and $4,549,790, respectively.

NOTE 5- LEASES

The Partnership leases its properties under long term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the years ended December 31 are as follows:

                         1999      $1,401,152
                         2000       1,141,734
                         2001         796,327
                         2002         416,141
                         2003         149,770
                         Total     $3,905,124


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

The estimated fair values of the Partnership's financial instruments as of are as follows:
                     March 31, 1999             December 31, 1998
                 Carrying      Estimated     Carrying       Estimated
                    Amount    Fair Value        Amount     Fair Value
Liabilities
Note payable     $4,777,935   $4,777,935     $4,796,368    $4,796,368
Note payable     $1,053,029   $1,053,029       $937,659      $937,659
Note payable     $3,345,814   $3,345,814     $3,359,490    $3,359,490


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The third phase includes the upgrading, replacement and/or retirement of systems, and testing. This stage of the Year 2000 process is ongoing and is scheduled to be completed by the third quarter of 1999.

The fourth phase, assessing third party risks, includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level. This evaluation includes communicating with the third parties about their plans and progress in addressing Year 2000 issues. The Partnership's management has identified critical third parties and developed a letter inquiring about their company's Year 2000 program. These letters were sent in April, 1999.

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

The Partnership's primary current sources of cash are from cash balances, property rental income and construction financing. As of March 31, 1999, the Partnership had $351,310 in cash. It is the Partnership's investment goal to utilize existing capital resources for continued leasing operations (tenant improvements and leasing commissions) and further development of its investment properties.

During the three months ended March 31, 1999, an increase in cash of $63,418 occurred. This was the net result of cash provided by operations and financing activities, including proceeds from the construction loan for improvements to the investment properties.

Management anticipates future cash provided from operations to be approximately at a break-even level for the second quarter, and then to improve in future quarters with the additional lease-up of the Highlands 80 project. The Partnership's properties occupancy rates as of March 31, 1999 are 75% for Highlands 80 and 91% for Capital Professional Center.

The Partnership will continue to incur improvement costs as its properties are leased up. The projected tenant improvement costs to be incurred during 1999 are estimated to be $682,000. These costs will be funded with cash reserves, construction loan draws and income from property operations.

The Partnership's ability to maintain or improve cash flow is dependent upon its ability to maintain and improve the occupancy of its investment properties. Management believes the Partnership's financial resources should be adequate to meet 1999's obligations and no adverse change in liquidity is foreseen.

Results of Operations

During the three months ended March 31, 1999 as compared to March 31, 1998, the Partnership's total revenues increased by $18,370 (3.9%), while its expenses increased by $79,933 (14.4%), resulting in an increase in net loss of $61,563.

The increase in revenue is primarily due to Highlands 80 increasing its occupancy from 70% to 75%.

Expenses increased for the three months ended March 31, 1999, as compared to March 31, 1998, due to the net effect of:
a) $11,045 (12.1%) increase in operating expenses due to an increase in utility and marketing costs;
b) $43,435 (67.4%) increase in repairs and maintenance due to parking lot resurfacing and lobby repainting and recarpeting at Capital Professional Center, plus a large amount of suite turnover costs at Highlands 80 for space leased during the quarter;
c) $18,468 (10.3%) increase in interest due to loan costs associated with Highlands 80, Phase II completion;
d) $7,186 (11.8%) decrease in general and administration at the Partnership level due to cost cutting programs; and
e) $12,188 (9.8%) increase in depreciation at Highlands 80 due to the Phase II completion.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Partnership does not have a material market risk due to financial instruments held by the Partnership. The Partnership's only variable note instrument consists of a construction loan in the amount of $1,053,029.

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

                         CAPITAL BUILDERS DEVELOPMENT PROPERTIES II a California Limited Partnership

                              By:  Capital Builders, Inc.
                                   Its Corporate General Partner


Date:  May 10, 1999           By:_____________________________________
                                   Michael J. Metzger
                                   President


Date:  May 10, 1999           By:_____________________________________
                                   Kenneth L. Buckler
                                   Chief Financial Officer