Form 10-Q
period 1999-06-30
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 1999-08-16
CIK 791452

16

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.   20549

                               FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities and Exchange Act of 1934



For the Quarter ended June 30, 1999     Commission File Number 33-4682




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
   (A California Limited Partnership)
             BALANCE SHEETS

                                            June 30,      December 31,
                                              1999            1998
ASSETS
  Cash and cash equivalents                   $327,795        $287,892
  Accounts receivable, net                     140,174         130,875
  Investment property, at cost, net
    of accumulated depreciation and
    amortization of $2,507,130 and
    $2,280,524 at June 30, 1999, and
    December 31, 1998, respectively         11,985,284      12,142,911

  Lease commissions, net of accumulated
    amortization of $249,388 and
$211,911
    at June 30, 1999, and December 31,
    1998, respectively                         141,288         156,213

  Other assets, net of accumulated
    amortization of $39,800 and
    $26,188 at June 30, 1999 and
    December 31, 1998, respectively             86,683          81,348

          Total assets                     $12,681,224     $12,799,239

LIABILITIES AND PARTNERS' EQUITY
  Note payable                            $  9,143,969    $  9,093,517
  Accounts payable and accrued
    liabilities                                 18,364          28,602
  Tenant deposits                              102,608          95,093

          Total liabilities                  9,264,941       9,217,212

  Commitments and Contingencies
  Partners' Equity:
    General partner                           (61,667)        (60,010)
    Limited partners                         3,477,950       3,642,037

          Total partners' equity             3,416,283       3,582,027

    Total liabilities and
      partners' equity                     $12,681,224     $12,799,239

See accompanying notes to the financial statements.

    Capital Builders
Development Properties II
  (A California Limited
      Partnership)

      STATEMENTS  OF
       OPERATIONS
 THREE  AND  SIX  MONTHS
     ENDED JUNE 30,

                                  1999                   1998
                             Three      Six        Three        Six
                            Months     Months     Months      Months
                             Ended     Ended       Ended       Ended
Revenues
  Rental and other income   $545,591  $1,037,038   $499,528    $972,818
  Interest income              2,772      5,624      5,234       7,873

        Total revenues       548,363   1,042,662    504,762     980,691

Expenses
  Operating expenses          94,632     197,300     94,997     186,620
  Repairs and maintenance     66,550     174,456     68,504     132,975
  Property taxes              33,459      70,074     30,895      65,527
  Interest                   199,780    398,065    202,635     382,452
  General and
    administrative            37,308     90,815     35,730      96,423
  Depreciation and
    amortization             140,996     277,696    133,696     258,208

        Total expenses       572,725   1,208,406    566,457   1,122,205

Net loss                    (24,362)   (165,744)   (61,695)   (141,514)

Allocated to general
partners                       (244)    (1,657)      (617)     (1,415)

Allocated to limited
partners                   ($24,118) ($164,087)  ($61,078)  ($140,099)

Net loss per limited
partnership unit             ($1.05)    ($7.12)    ($2.65)     ($6.08)

Average units outstanding     23,030      23,030     23,030      23,030

See accompanying notes to the financial statements

    Capital Builders
 Development Properties
           II
 (A California Limited
      Partnership)

STATEMENTS OF CASH FLOWS
THREE  AND  SIX  MONTHS
     ENDED JUNE 30,
                                   1999                  1998
                           Three         Six       Three       Six
                           Months      Months     Months      Months
                           Ended        Ended      Ended      Ended
Cash flows from
operating activities:
  Net loss                ($24,362)  ($165,744)  ($61,695)   ($141,514)
  Adjustments to
reconcile net loss to
cash flow provided by
operating activities:
  Depreciation and
amortization                140,996     277,696   133,696     258,208
  Changes in assets and
liabilities
    (Increase)/Decrease
in accounts receivable     (15,045)     (9,299)     8,670       1,499
    Increase in leasing
commissions                (15,962)    (22,552)  (14,778)    (22,074)
    (Decrease)/Increase
in other assets             (1,585)    (18,948)     3,342       3,243
    Decrease in accounts
payable and accrued
liabilities                (52,772)    (10,238)  (20,345)    (99,935)
    Increase/(Decrease)
in tenant deposits            2,480       7,515   (1,983)       5,965

    Net cash provided by
    operating activities     33,750      58,430    46,907       5,392

Cash flows from
investing activities:
  Improvements to
investment properties      (24,456)    (68,979)   (9,884)    (30,903)

    Net cash used in
    investing activities   (24,456)    (68,979)   (9,884)    (30,903)

Cash flows from
financing activities:
  Proceeds from issuance
of debt                     - - - -     115,370   - - - -     260,085
  Payments of debt         (32,809)    (64,918)  (28,525)    (56,945)

    Net cash (used in)/
    provided by
    financing activities   (32,809)      50,452  (28,525)     203,140

Net (decrease)/increase
in cash                    (23,515)      39,903     8,498     177,629

Cash, beginning of
period                      351,310     287,892   423,757     254,626

Cash, end of period        $327,795    $327,795  $432,255    $432,255

Cash paid for Interest     $199,780    $398,065  $202,635    $382,452

See accompanying notes to the financial statements.







              Capital Builders Development Properties II
                  (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS
                For The Six Months Ended June 30, 1999

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

Effective January 1999, the Partnership adopted SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The adoption did not have a material impact on the Partnership's financial statements.

Effective January 1999, Partnership adopted SOP 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. The adoption did not have a material impact on the Partnership's financial statements.

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

Net Loss per Limited Partnership Unit

The net loss per Limited Partnership Unit is computed based on the weighted average number of Units outstanding during the quarter ended June 30 of 23,030 in 1999 and 1998.

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

The total management fees paid to the Managing General Partner were $51,097 and $47,550 for the six months ended June 30, 1999 and 1998, respectively, while total reimbursement of expenses was $102,040 and $94,417, respectively.

The Managing General Partner will reduce its future participation in proceeds from sales by an amount equal to the loss on the abandonment of option fees in 1988 ($110,000) and interest on the amount at a rate equal to that of the borrowed funds rate as determined by construction or permanent funds utilized by the Partnership.


NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account are as follows:

                               June 30, 1999   December 31,1998
Land                           $   4,053,799      $   4,053,799
Building and Improvements          9,132,132          9,132,132
Tenant Improvements                1,306,483          1,237,504
Investment property, at cost      14,492,414         14,423,435
Less: accumulated depreciation
      and amortization           (2,507,130)        (2,280,524)

Investment property, net       $  11,985,284      $  12,142,911


NOTE 4 - NOTES PAYABLE

Notes Payable consist of the following at:  June 30,     December 31,
                                              1999          1998

A mini-permanent loan of $5,000,000 with a
fixed  8.95%  interest  rate.   The   loan
requires  monthly principal  and  interest
payments of $41,789 which is sufficient to
amortize the loan over 25 years.  The loan
is  due  October  1, 2002.   The  note  is
collateralized by a First Deed Of Trust on
Highlands  80 Phase I land, buildings  and
improvements.                             $4,759,086     $4,796,368

A  construction loan of $2,280,000 with  a
variable interest rate of prime plus  1.5%
(9.25%  as  of June 30, 1999).   The  loan
requires  monthly interest only  payments,
and  is  due September 1, 1999.  The  note
provides  for  future draws of  $1,226,971
for  tenant improvement construction costs
and  leasing commissions for future lease-
up    of   Phase   II.    The   note    is
collateralized by a First Deed of Trust on
Highlands 80 Phase II land, buildings  and
improvements.                              1,053,029        937,659

A   mini-permanent  loan  with   a   fixed
interest   rate  of  8.24%  and  requiring
monthly principal and interest payments of
$27,541,  which is sufficient to  amortize
the  loan over 25 years.  The loan is  due
January    1,   2001.    The    note    is
collateralized by a First Deed Of Trust on
Capital Professional Center's (CPC)  land,
buildings  and improvements.   Restrictive
covenants of this loan include maintaining
a  cash flow coverage ratio related to the
CPC property.                              3,331,854      3,359,490

Total Notes Payable                       $9,143,969     $9,093,517

Scheduled principal payments during 1999, 2000, 2001 and 2002 are $1,122,937, $143,348, $3,327,894, and $4,549,790, respectively.

NOTE 5- LEASES

The Partnership leases its properties under long term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the years ended December 31 are as follows:

                         1999      $1,430,182
                         2000       1,212,276
                         2001         868,980
                         2002         420,240
                         2003         150,770
                         Total     $4,082,448


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

The estimated fair values of the Partnership's financial instruments as of are as follows:

                        June 30, 1999        December 31, 1998
                    Carrying   Estimated   Carrying  Estimated
                       Amount Fair Value      AmountFair Value
Liabilities
Note payable        $4,759,086$4,759,086  $4,796,368$4,796,368
Note payable        $1,053,029$1,053,029    $937,659  $937,659
Note payable        $3,331,854$3,331,854  $3,359,490$3,359,490


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


NOTE 8 - PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

Accounting for Derivative Instruments and Hedging Activity

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 as amended is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 will not have a material impact on the financial statements due to the Partnership's inability to invest in such instruments as stated in the Partnership agreement.


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

In the first phase, the Partnership conducted a thorough evaluation of current information technology systems and software. Non-information technology systems such as climate control systems, elevators and security equipment will also be surveyed.

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

The fourth phase, assessing third party risks, includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level. This evaluation includes communicating with the third parties about their plans and progress in addressing Year 2000 issues. The Partnership's management has identified critical third parties and developed a letter inquiring about their company's Year 2000 program. These letters were sent in April, 1999. Responses received to date indicate all parties expect to be Year 2000 ready prior to December 31, 1999. A second letter will be sent to those parties who did not respond to the first letter.

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

Costs

As the Company relies upon third-party software vendors and service providers for substantially all of its electronic data processing, the primary cost of the Year 2000 Project has been and will continue to be the reallocation of internal resources and, therefore, does not represent a material expense to the Partnership.

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

Liquidity and Capital Resources

The Partnership commenced operations on May 22, 1986 upon the sale of the minimum number of Limited Partnership Units. The Partnership's initial source of cash was from the sale of Limited Partnership Units. Through the offering of Units, the Partnership raised $11,515,000 (represented by 23,030 Limited Partnership Units). Cash generated from the sale of Limited Partnership Units was used to acquire land and for the development of a mixed use commercial project and a 40% interest in a commercial office project. In May 1997, the remaining 60% interest in the project was acquired.

The Partnership's primary current sources of cash are from cash balances, property rental income and construction financing. As of June 30, 1999, the Partnership had $327,795 in cash and $1,226,991 in available construction loan draws. The construction loan has an expiration date of September 1, 1999; however, Management anticipates renewing the loan at that time. It is the Partnership's investment goal to utilize existing capital resources for continued leasing operations (tenant improvements and leasing commissions) and further development of its investment properties.

During  the  six  months ended June 30, 1999, an increase  in  cash  of
$39,903 occurred. This was the net result of cash provided by operations and financing activities, including proceeds from the construction loan for improvements to the investment properties.

Management anticipates cash provided from operations to continue to improve in future quarters with the additional lease-up of the Highlands 80 project. The Partnership's properties' occupancy rates as of June 30, 1999 are 75% for Highlands 80 and 100% for Capital Professional Center.

The Partnership will continue to incur improvement costs as its properties are leased up. The total projected tenant improvement costs to be incurred during 1999 are estimated to be $657,000. These costs will be funded with cash reserves, construction loan draws and income from property operations.

The Partnership's ability to maintain or improve cash flow is dependent upon its ability to maintain and improve the occupancy of its investment properties. Management believes the Partnership's financial resources should be adequate to meet 1999's obligations and no adverse change in liquidity is foreseen.

Results of Operations

During the six months ended June 30, 1999 as compared to June 30, 1998, the Partnership's total revenues increased by $61,971 (6.3%), while its expenses increased by $86,201 (7.7%), resulting in an increase in net loss of $24,230.

The increase in revenue is primarily due to a slight increase in occupancy for both Highlands 80 and Capital Professional Center.

Expenses increased for the six months ended June 30, 1999, as compared to June 30, 1998, due to the net effect of:
a) $10,680 (5.7%) increase in operating expenses due to an increase in utility and marketing costs;
b) $41,481 (31.2%) increase in repairs and maintenance due to parking lot resurfacing, lobby repainting and recarpeting at Capital Professional Center, plus a large amount of suite turnover costs at Highlands 80 for space leased during the first quarter;
c) $15,613 (4%) increase in interest due to loan costs associated with Highlands 80, Phase II completion;
d) $19,488 (7.5%) increase in depreciation at Highlands 80 due to the Phase II completion.

During the second quarter ending June 30, 1999 as compared to June 30, 1998, revenues increased by 43,601 (8.6%), while expenses also increased by $6,281 (1.1%). The increase in revenues is primarily due to an increase in occupancy at Capital Professional Center from 91% to 100%. The increase in expenses is primarily due to the increase in depreciation associated with Phase II of Highlands 80.

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

                         CAPITAL BUILDERS DEVELOPMENT PROPERTIES II a California Limited Partnership

                              By:  Capital Builders, Inc.
                                   Its Corporate General Partner


Date:  August 6, 1999
By:_____________________________________
               Michael J. Metzger
               President


Date:  August 6, 1999
By:_____________________________________
               Kenneth L. Buckler
               Chief Financial Officer