Form 10-Q
period 1999-09-30
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 1999-11-15
CIK 791452

16

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.   20549

                               FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities and Exchange Act of 1934



               For the Quarter ended September 30, 1999

                    Commission File Number 33-4682




              CAPITAL BUILDERS DEVELOPMENT PROPERTIES II,
                   A CALIFORNIA LIMITED PARTNERSHIP
        (Exact name of registrant as specified in its charter)


             California                                77-0111643
State or other jurisdiction                            I.R.S. Employer
 of organization                                   Identification No.


1130 Iron Point Road, Suite 170, Folsom, California    95630
(Address of Principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:  (916) 353-0500



Former name, former address and former fiscal year, if changed since last year:

4700 Roseville Road, Suite 206, North Highlands, California    95660


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
    (A California Limited Partnership)
              BALANCE SHEETS

                                           September 30, December 31,
                                               1999          1998
ASSETS
  Cash and cash equivalents                     $88,473      $287,892
  Accounts receivable, net                      160,582       130,875
  Investment property, at cost, net
    of accumulated depreciation and
    amortization of $2,606,114 and
    $2,280,524 at September 30, 1999, and
    December 31, 1998, respectively          12,188,004    12,142,911

  Lease commissions, net of accumulated
    amortization of $266,228 and $211,911
    at September 30, 1999, and December
    31, 1998, respectively                      162,073       156,213

  Other assets, net of accumulated
    amortization of $53,029 and
    $26,188 at September 30, 1999 and
    December 31, 1998, respectively              89,713        81,348

          Total assets                      $12,688,845   $12,799,239

LIABILITIES AND PARTNERS' EQUITY
  Note payable                               $9,110,445    $9,093,517
  Accounts payable and accrued
    liabilities                                  82,697        28,602
  Tenant deposits                               113,228        95,093

          Total liabilities                   9,306,370     9,217,212

  Commitments and Contingencies
  Partners' Equity:
    General partner                            (62,006)      (60,010)
    Limited partners                          3,444,481     3,642,037

          Total partners' equity              3,382,475     3,582,027

    Total liabilities and
      partners' equity                      $12,688,845   $12,799,239

See accompanying notes to the financial statements.

     Capital Builders
Development Properties II
   (A California Limited
       Partnership)

      STATEMENTS  OF
        OPERATIONS
 THREE  AND  NINE  MONTHS
  ENDED  SEPTEMBER  30,

                                   1999                  1998
                             Three      Nine       Three       Nine
                            Months     Months      Months     Months
                             Ended     Ended       Ended      Ended
Revenues
  Rental and other income   $535,912  $1,572,950   $486,643  $1,459,461
  Interest income              2,787      8,411      5,419     13,292

     Total revenues          538,699   1,581,361    492,062  1,472,753

Expenses
  Operating expenses         122,284     319,584    105,225    291,845
  Repairs and maintenance     46,349     220,805     63,455    196,430
  Property taxes              36,306     106,380     29,054     94,581
  Interest                   199,987    598,048    202,004    584,456
  General and
administrative                38,533    129,348     38,995    135,418
  Depreciation and
    amortization             129,049     406,748    124,290    382,498

     Total expenses          572,508   1,780,913    563,023  1,685,228

Net loss                    (33,809)   (199,552)   (70,961)  (212,475)

Allocated to general
partners                       (338)    (1,996)      (710)    (2,125)

Allocated to limited
partners                   ($33,471) ($197,556)  ($70,251)  ($210,350)

Net loss per limited
partnership unit             ($1.45)    ($8.58)    ($3.05)    ($9.13)

Average units outstanding     23,030      23,030     23,030     23,030

See accompanying notes to the financial statements.

     Capital Builders
Development Properties II
  (A California Limited
       Partnership)

 STATEMENTS OF CASH FLOWS
 THREE  AND  NINE  MONTHS
  ENDED  SEPTEMBER  30,
                                   1999                  1998
                             Three      Nine       Three       Nine
                            Months     Months      Months     Months
                             Ended     Ended       Ended      Ended
Cash flows from operating
activities:
  Net loss                 ($33,809)  ($199,552)  ($70,961)  ($212,475)
  Adjustments to reconcile
net loss to cash flow
provided by operating
activities:
  Depreciation and
amortization                 129,049    406,748    124,290    382,498
  Changes in assets and
liabilities
    (Increase)/Decrease in
accounts receivable         (20,408)   (29,707)     20,636     22,135
    Increase in leasing
commissions                 (37,624)   (60,177)   (24,090)   (46,164)
    Increase in other
assets                      (16,256)   (35,206)    (8,053)    (4,810)
    Increase/(Decrease) in
accounts payable and
accrued liabilities           64,333      54,095     36,002   (63,933)
    Increase in tenant
deposits                      10,620     18,135      3,985      9,950

     Net cash provided by
     operating activities     95,905     154,336     81,809     87,201

Cash flows from investing
activities:
  Improvements to
investment properties      (301,703)  (370,683)  (129,379)  (160,282)

     Net cash used in
     investing activities  (301,703)   (370,683)  (129,379)  (160,282)

Cash flows from financing
activities:
  Proceeds from issuance
of debt                      - - - -    115,370    - - - -    260,085
  Payments of debt          (33,524)    (98,442)   (29,674)   (86,619)

     Net cash (used
in)/provided by
financing activities        (33,524)      16,928   (29,674)    173,466

Net (decrease)/increase in
cash                       (239,322)  (199,419)   (77,244)    100,385

Cash, beginning of period    327,795     287,892    432,255    254,626

Cash, end of period          $88,473     $88,473   $355,011   $355,011

Cash paid for Interest      $199,987    $598,052   $202,004    $94,581

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

Net Loss per Limited Partnership Unit

The net loss per Limited Partnership Unit is computed based on the weighted average number of Units outstanding during the quarter ended September 30 of 23,030 in 1999 and 1998.

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

The total management fees paid to the Managing General Partner were $76,960 and $73,346 for the nine months ended September 30, 1999 and 1998, respectively, while total reimbursement of expenses was $147,534 and $143,885, respectively.

The Managing General Partner will reduce its future participation in proceeds from sales by an amount equal to the loss on the abandonment of option fees in 1988 ($110,000) and interest on the amount at a rate equal to that of the borrowed funds rate as determined by construction or permanent funds utilized by the Partnership.

NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account are as follows:

                             September 30, 1999   December 31,1998
Land                           $  4,053,799       $   4,053,799
Building and Improvements         9,132,132           9,132,132
Tenant Improvements               1,608,187           1,237,504
Investment property, at cost     14,794,118          14,423,435
Less: accumulated depreciation
      and amortization          (2,606,114)          (2,280,524)

Investment property, net       $12,188,004        $    12,142,911

NOTE 4 - NOTES PAYABLE

Notes Payable consist of the following at:
                                         September 30,   December 31,
                                              1999          1998
A mini-permanent loan of $5,000,000 with a
fixed  8.95%  interest  rate.   The   loan
requires  monthly principal  and  interest
payments of $41,789 which is sufficient to
amortize the loan over 25 years.  The loan
is  due  October  1, 2002.   The  note  is
collateralized by a First Deed Of Trust on
Highlands  80 Phase I land, buildings  and
improvements.                             $4,739,812     $4,796,368

A  construction loan of $2,280,000 with  a
variable interest rate of prime plus  1.5%
(9.75%  as  of September 30,  1999).   The
loan   requires   monthly  interest   only
payments, and its due date was extended to
March  1,  2000.   The note  provides  for
future  draws  of  $1,226,971  for  tenant
improvement construction costs and leasing
commissions for future lease-up  of  Phase
II.  The note is collateralized by a First
Deed  of  Trust on Highlands 80  Phase  II
land, buildings and improvements.          1,053,029        937,659

A   mini-permanent  loan  with   a   fixed
interest   rate  of  8.24%  and  requiring
monthly principal and interest payments of
$27,541,  which is sufficient to  amortize
the  loan over 25 years.  The loan is  due
January    1,   2001.    The    note    is
collateralized by a First Deed Of Trust on
Capital Professional Center's (CPC)  land,
buildings  and improvements.   Restrictive
covenants of this loan include maintaining
a  cash flow coverage ratio related to the
CPC property.                              3,317,604      3,359,490

Total Notes Payable                       $9,110,445     $9,093,517

Scheduled principal payments during 1999, 2000, 2001 and 2002 are $36,384, $1,196,377, $3,327,894, and $4,549,790, respectively.

NOTE 5- LEASES

The Partnership leases its properties under long term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the years ended December 31 are as follows:

                         1999          $1,891,457
                         2000           1,889,296
                         2001           1,381,571
                         2002             843,401
                         2003             574,285
                         Thereafter       182,813
                         Total         $6,762,823
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

The estimated fair values of the Partnership's financial instruments as of are as follows:

                      September 30, 1999     December 31, 1998
                  Carrying     Estimated     Carrying     Estimated
                     Amount   Fair Value        Amount   Fair Value
Liabilities
Note payable     $4,739,812   $4,739,812   $4,796,368   $4,796,368
Note payable     $1,053,029   $1,053,029     $937,659     $937,659
Note payable     $3,317,604   $3,317,604   $3,359,490   $3,359,490


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

The third phase includes the upgrading, replacement and/or retirement of systems, and testing. This stage of the Year 2000 process is ongoing and is scheduled to be completed during the fourth quarter of 1999.

The fourth phase, assessing third party risks, includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level. This evaluation includes communicating with the third parties about their plans and progress in addressing Year 2000 issues. The Partnership's management has identified critical third parties and developed a letter inquiring about their company's Year 2000 program. These letters were sent in April, 1999. Responses received to date indicate all parties expect to be Year 2000 ready prior to December 31, 1999. A second letter has been sent to those parties who did not respond to the first letter.

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

The Partnership's primary current sources of cash are from cash balances, property rental income and construction financing. As of September 30, 1999, the Partnership had $88,473 in cash and $1,226,971 in available construction loan draws. The construction loan was extended and now has an expiration date of March 1, 2000. It is the Partnership's investment goal to utilize existing capital resources for continued leasing operations (tenant improvements and leasing commissions) and further development of its investment properties.

During the nine months ended September 30, 1999, a decrease in cash of $199,419 occurred. This was primarily the net result of cash provided by operations and cash used in investing activities.

Management anticipates cash provided from operations to continue to improve in future quarters with the additional lease-up of the Highlands 80 project. The Partnership's properties' occupancy rates as of September 30, 1999 are 82% for Highlands 80 and 100% for Capital Professional Center.

The Partnership will continue to incur improvement costs as its properties are leased up. The total projected tenant improvement costs remaining to be incurred during 1999 are estimated to be $355,000. These costs will be funded with cash reserves, construction loan draws and income from property operations. During the third quarter 1999, no construction loan draws were taken for the improvements incurred during the quarter. Subsequent to third quarter 1999, a construction loan draw of approximately $234,000 was taken, which restored cash reserves utilized during the third quarter.

The Partnership's ability to maintain or improve cash flow is dependent upon its ability to maintain and improve the occupancy of its investment properties. Management believes the Partnership's financial resources should be adequate to meet 1999's obligations and no adverse change in liquidity is foreseen.

Results of Operations

During the nine months ended September 30, 1999 as compared to September 30, 1998, the Partnership's total revenues increased by $108,608 (7.4%), while its expenses increased by $95,686 (5.7%), resulting in a decrease in net loss of $12,922.

The increase in revenue is primarily due to an increase in occupancy for Highlands 80 and rent increases at Capital Professional Center.

Expenses increased for the nine months ended September 30, 1999, as compared to September 30, 1998, due to the net effect of:
a) $27,739 (9.5%) increase in operating expenses due to an increase in utility and marketing costs;
b) $24,375 (12.4%) increase in repairs and maintenance due to parking lot resurfacing, lobby repainting and recarpeting at Capital Professional Center, plus a large amount of suite turnover costs at Highlands 80 for space leased during the first quarter;
c) $11,799 (12.5%) increase in property taxes primarily due to the additional buildout of Highlands 80 tenant improvements;
d) $13,592 (2.3%) increase in interest due to loan costs associated with Highlands 80, Phase II completion;
e) $6,070 (4.5%) decrease in general and administration due to cost reductions; and
f) $24,250 (6.3%) increase in depreciation at Highlands 80 due to the Phase II completion.

During the third quarter ending September 30, 1999 as compared to September 30, 1998, revenues increased by $46,637 (9.5%), while expenses also increased by $9,485 (1.7%). The increase in revenues is primarily due to an increase in occupancy at Highlands 80. The increase in expenses is primarily due to the increase in operating costs and property taxes associated with Phase II of Highlands 80.

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

                         CAPITAL BUILDERS DEVELOPMENT PROPERTIES II a California Limited Partnership

                              By:  Capital Builders, Inc.
                                   Its Corporate General Partner


Date:  November 10, 1999      By:_____________________________________
                                   Michael J. Metzger
                                   President


Date:  November 10, 1999      By:_____________________________________
                                   Kenneth L. Buckler
                                   Chief Financial Officer