Form 10-K
period 1999-12-31
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 2000-03-28
CIK 791452

25

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-K

          [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934


For the fiscal year ended                    Commission File Number
December 31, 1999                                      33-4682


              CAPITAL BUILDERS DEVELOPMENT PROPERTIES II,
                   A CALIFORNIA LIMITED PARTNERSHIP
        (Exact name of registrant as specified in its charter)


  California                                      77-0111643
(tate or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)            Identification No.)

1130 Iron Point Road, Suite 170, Folsom, California  95630
(Address of principal executive offices)          Zip Code

Registrant's telephone number, including area code: (916) 353-0500

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

As of December 31, 1999 the aggregate Limited Partnership Units held by nonaffiliates of the registrant was 23,030. There is no market for the Units.

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

ITEM 2.   PROPERTIES

The Partnership owns 100% equity interest in two properties, Highlands 80 Commerce Center ("H80") and Capital Professional Center ("CPC"). H80 is a three phase development. Phase I is a 109,000 square foot office/industrial project consisting of five multi-tenant buildings. Phase II consists of approximately 45,921 square feet of two, one-story light industrial/office space buildings and Phase III will consist of one, 30,000 square foot two-story office building.

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

Acquisition Date:              April 30, 1987     Apr 10, 1987 - 40%
                                                           Ownership
                                                   May 1, 1997 - 60%
                                                           Ownership

Location:                    North Highlands,             Roseville,
                                    California            California

  Present Monthly
       Effective Average
       Base Rent Per Square Foot:       $0.95               $1.64

  Square Footage Mix:
       Office                          21,967              40,397
       Industrial                     132,890

  Leased Occupancy at
          December 31:   1999             80%                100%
                         1998             68%                 91%
                         1997             75%                100%
                         1996             78%                 95%
                         1995             86%                 95%

  Current Year Depreciation:         $309,336             $92,384

  Method of Depreciation:       Straight Line       Straight Line

  Depreciation Life:                 40 Years            40 Years
                           Bldg. Improvements  Bldg. Improvements
                               Life of Lease        Life of Lease
                          Tenant Improvements Tenant Improvements

  Total cost:                     $10,193,663          $4,724,075

  Encumbrances:                    $6,009,885          $3,303,049

  Tenant occupying more
  than 10% of square                     None     Coldwell Banker
  footage and nature of business:               Residential Real
                                                Estate Brokerage)
                                                  First American
                                                   Title Ins. Co.

H80 and CPC are subject to encumbrances which are more fully described under Note 4 of the Partnership's financial statements included under
Item 8 which is incorporated herein by reference.

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

As of December 31, 1999, there were 1,649 holders and 23,030 Limited Partnership Units outstanding.

ITEM 6.   SELECTED FINANCIAL DATA

The following constitutes a summary of selected financial data for the
following   periods  (000's  omitted  except  net  loss  per   Limited
Partnership Unit):

                         1999       1998     1997     1996      1995

Revenues               $2,145     $1,985   $1,728   $1,224    $1,208

Net Loss               ($247)     ($323)   ($217)   ($268)    ($583)

Net Loss per Limited
    Partnership Unit  ($10.63)  ($13.90)   ($9.33) ($11.54)   ($25.05)

Total Assets          $12,808    $12,799  $13,077   $9,953    $9,934

Notes and Loans
    Payable            $9,313     $9,094   $8,950   $4,928    $4,986

(See ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year 2000 Issue

The Partnership did not incur any Year 2000 issues that materially effected the Partnership's operations.

On December 3, 1999, the Securities Exchange Commission staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is required to be adopted no later than the first quarter of the fiscal year beginning after December 15, 1999. Management believes that the adoption of SAB 101 will not have a material impact on the financial statements.

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

The Partnership's primary current sources of cash are from cash balances, property rental income and construction financing for Phase II improvements. As of December 31, 1999, the Partnership had $216,269 in cash and $990,219 in available construction loan draws for Phase II. The construction loan was extended and now has an expiration date of March 1, 2000. It is Management's plan to extend the loan with the current lender for an additional six month term. It is also the Partnership's investment goal to utilize existing capital resources for continued leasing operations (tenant improvements and leasing commissions) and further development of its investment properties.

During the twelve months ended December 31, 1999, a decrease in cash of $71,623 occurred. This was primarily the result of cash used in investing activities exceeding the proceeds obtained from the Phase II construction loan and positive cash flow from operations.

Management anticipates cash provided from operations to continue to improve in future quarters with the additional lease-up of the Highlands 80 project. The Partnership's properties' occupancy rates as of December 31, 1999 are 80% for Highlands 80 and 100% for Capital Professional Center.

The Partnership will continue to incur improvement costs as its properties are leased up. The total projected tenant improvement costs remaining to be incurred during 2000 are estimated to be $561,000. These costs will be funded with existing cash, construction loan draws and property operations.

The Partnership's ability to maintain or improve cash flow is dependent upon its ability to maintain and improve the occupancy of its investment properties. Management believes the Partnership's financial resources should be adequate to meet 2000's obligations and no adverse change in liquidity is foreseen.

Results of Operations

1999  vs 1998

During the twelve months ended December 31, 1999 as compared to December 31, 1998, the Partnership's total revenues increased by $160,059 (8.1%), while its expenses increased by $83,957 (3.6%), resulting in a decrease in net loss of $76,102 (23.5%).

The increase in revenue is primarily due to an increase in occupancy for Highlands 80 and rent increases at Capital Professional Center.

Expenses increased for the twelve months ended December 31, 1999, as compared to December 31, 1998, due to the net effect of:
a) $20,256 (5%) increase in operating expenses due to an increase in utility and marketing costs;
b) $12,717 (4.4%) increase in repairs and maintenance due to parking lot resurfacing, lobby repainting and recarpeting at Capital Professional Center, plus suite turnover costs at Highlands 80 for space leased during the first quarter;
c) $8,238 (6%) increase in property taxes primarily due to the additional buildout of Highlands 80 tenant improvements;
d) $18,456 (2.4%) increase in interest due to loan costs associated with Highlands 80, Phase II completion;
e) $5,807 (3.2%) decrease in general and administration due to cost reductions; and
f) $30,097 (5.8%) increase in depreciation at Highlands 80 due to the Phase II completion.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Partnership does not have a material market risk due to financial instruments held by the Partnership. The Partnership's only variable rate instrument consists of a construction loan in the amount of $1,289,781 and $937,659 at December 31, 1999 and 1998, respectively.
The increase from 1998 to 1999 is due to additional draws for construction.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                      Page Number

INDEPENDENT AUDITORS' REPORT                                10

FINANCIAL STATEMENTS
                                                            11
     BALANCE SHEETS
     AS OF DECEMBER 31, 1999 AND 1998

     STATEMENTS OF OPERATIONS                               12
     FOR THE YEARS ENDED
     DECEMBER 31, 1999, 1998, AND 1997

     STATEMENTS OF PARTNERS' EQUITY                         13
     FOR THE YEARS ENDED
     DECEMBER 31, 1999, 1998, AND 1997

     STATEMENTS OF CASH FLOWS                               14
     FOR THE YEARS ENDED
     DECEMBER 31, 1999, 1998, AND 1997

      NOTES TO FINANCIAL STATEMENTS                         15-20
SUPPLEMENTAL SCHEDULES

     SCHEDULE III                                           25
     REAL ESTATE AND ACCUMULATED DEPRECIATION
Financial schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in this report.

                     Independent Auditors' Report


The Partners
Capital Builders Development Properties II:

We have audited the accompanying balance sheets of Capital Builders Development Properties II, a California Limited Partnership, as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Builders Development Properties II as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




Sacramento, California                            KPMG LLP
January 28, 2000




 PART 1 - FINANCIAL INFORMATION

 Capital Builders Development Properties
                   II
   (A California Limited Partnership)

             BALANCE SHEETS
                                          December 31    December 31
                                              1999          1998
ASSETS
  Cash                                        $216,269      $287,892
  Accounts receivable, net                     144,583       130,875
  Investment property, at cost, net of
accumulated depreciation of $2,714,863
and $2,280,524 at December 31, 1999 and
1998, respectively                          12,202,875    12,142,911

  Lease commissions, net of accumulated
amortization of $284,126 and $211,911 at
December 31, 1999 and 1998, respectively       170,305       156,213

  Other assets, net of accumulated
amortization of $66,264 and $26,188 at
December 31, 1999 and 1998, respectively        74,337        81,348

        Total assets                       $12,808,369   $12,799,239

LIABILITIES AND PARTNERS' EQUITY
  Notes payable                             $9,312,934    $9,093,517
  Accounts payable and accrued
liabilities                                     46,045        28,602
  Tenant deposits                              114,613        95,093

        Total liabilities                    9,473,592     9,217,212

  Commitments and contingencies
  Partners' Equity:
    General Partners                          (62,483)      (60,010)
    Limited Partners                         3,397,260     3,642,037

        Total Partners' equity               3,334,777     3,582,027

        Total liabilities and Partners'
equity                                     $12,808,369   $12,799,239

See accompanying notes to the financial statements.


  Capital Builders Development
         Properties II
     (A California Limited
          Partnership)

    STATEMENTS OF OPERATIONS
    YEARS ENDED DECEMBER 31,
                                    1999        1998          1997
Revenues
  Rental and other income        $2,134,714   $1,967,779   $1,599,917
  Interest income                    10,653       17,529      128,237

Total revenues                    2,145,367    1,985,308    1,728,154

Expenses
  Operating expenses                422,170      401,914      368,434
  Repairs and maintenance           298,646      285,929      236,623
  Property taxes                    144,896      136,658      108,220
  Interest                          802,904      784,448      620,946
  General and administrative        177,372      183,179      157,160
  Depreciation and amortization     546,629      516,532      430,983

Total expenses                    2,392,617    2,308,660    1,922,366

  Loss before joint venture
interest                          (247,250)    (323,352)    (194,212)
  Loss on investment in joint
venture                             - - - -      - - - -     (22,806)

Net loss                          (247,250)    (323,352)    (217,018)

Allocated to General Partners       (2,473)      (3,233)      (2,170)

Allocated to Limited Partners    ($244,777)   ($320,119)   ($214,848)

Net loss per Limited Partnership
Unit                               ($10.63)     ($13.90)      ($9.33)

Average Units outstanding            23,030       23,030       23,030

See accompanying notes to the financial statements.


               Capital Builders Development Properties II
                   (A California Limited Partnership)

                     STATEMENTS OF PARTNERS' EQUITY
              YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

Total
                                  General         Limited    Partners'
Partners                        Partners         Equity

Balance at December 31, 1996   ($54,607)    $4,177,004    $4,122,397

      Net loss                   (2,170)     (214,848)     (217,018)

Balance at December 31, 1997    (56,777)     3,962,156     3,905,379

     Net Loss                    (3,233)     (320,119)     (323,352)

Balance at December 31, 1998    (60,010)     3,642,037     3,582,027

     Net Loss                    (2,473)     (244,777)     (247,250)

Balance at December 31, 1999   ($62,483)    $3,397,260    $3,334,777

See accompanying notes to the financial statements.


 Capital Builders Development
         Properties II
     (A California Limited
         Partnership)

   STATEMENTS OF CASH FLOWS
   YEARS ENDED DECEMBER 31,
                                    1999        1998         1997
Cash flows from operating
activities:
  Net loss                       ($247,250)  ($323,352)    ($217,018)
    Adjustments to reconcile
net loss to cash flow provided
by (used in) operating
activities:
  Depreciation and amortization     546,629     516,532       430,983
  Equity in losses of Joint
Venture                           - - - - -   - - - - -        22,806
  Uncollected interest earned
from Joint Venture                - - - - -   - - - - -     (114,046)
  Changes in operating assets
and liabilities:
  (Increase) Decrease in
accounts receivable                (13,708)      32,863      (60,266)
  Increase in leasing
commissions                        (86,307)    (67,353)      (88,736)
  (Increase) Decrease in other
assets                             (33,064)     (7,753)         9,204
  Increase (Decrease) in
accounts payable and
accrued liabilities                  17,443    (99,175)         2,444
  Increase (Decrease) in tenant
deposits                             19,520       1,403       (6,845)

      Net cash provided by
(used in) operating activities      203,263      53,165      (21,474)

Cash flows from investing
activities:
  Acquisition of remaining
joint venture interest, net
of cash acquired                  - - - - -   - - - - -      (14,380)
  Improvements to investment
properties                        (494,303)   (163,044)     (993,321)

      Net cash used in
investing activities              (494,303)   (163,044)   (1,007,701)

Cash flows from financing
activities:
  Proceeds from issuance of
debt                                352,123     260,600       677,059
  Payments of debt                (132,706)   (117,455)      (95,086)

      Net cash provided by
financing activities                219,417     143,145       581,973

Net (decrease) increase in cash    (71,623)      33,266     (447,202)

Cash, beginning of  period          287,892     254,626       701,828

Cash, end of period                $216,269    $287,892      $254,626

Supplemental Disclosure of
Acquisition of Remaining 60%
Joint Venture Interest

  Fair Value of Assets Acquired   - - - - -   - - - - -    $5,095,204
  Fair Value of Liabilities to
outside parties                   - - - - -   - - - - -   (3,439,957)
  Fair Value of Affiliate Loan    - - - - -   - - - - -   (1,570,134)

  Net Equity                      - - - - -   - - - - -       $85,113

  Cash paid for 60% interest in
Joint Venture                     - - - - -   - - - - -        51,068
  Cash Acquired                   - - - - -   - - - - -      (36,688)

     Net cash paid for
acquisition                       - - - - -   - - - - -       $14,380

Cash Paid for Interest             $802,904    $784,448      $584,613

See accompanying notes to the financial statements.

               Capital Builders Development Properties II
                  (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 1999, 1998, AND 1997

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

Net Loss per Limited Partnership Unit

The net loss per Limited Partnership Unit is computed based on the weighted average number of Units outstanding during the year ended December 31 of 23,030 in 1999, 1998, and 1997.

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

The total management fees paid to the Managing General Partner were $104,642, $97,913 and $78,045 for the years ended December 31, 1999,
1998, and 1997, respectively, while total reimbursement of expenses was $194,584, $190,533 and $201,441, respectively.

The Managing General Partner will reduce its future participation in proceeds from sales by an amount equal to the loss on the abandonment of option fees in 1988 ($110,000) and interest on the amount at a rate equal to that of the borrowed funds rate as determined by construction or permanent funds utilized by the Partnership.

NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account at December 31, are as follows:

                                     1999                1998
Land                              $4,053,799          $4,053,799
Building and Improvements          9,132,132           9,132,132
Tenant Improvements                1,731,807           1,237,504
Investment property, at cost      14,917,738          14,423,435
Less: accumulated depreciation
      and amortization           (2,714,863)         (2,280,524)

Investment property, net         $12,202,875         $12,142,911

NOTE 4 - NOTES PAYABLE

Notes Payable consist of the following at December 31,:
                                              1999          1998

A  mini-permanent loan of $5,000,000 with
a  fixed  8.95% interest rate.  The  loan
requires  monthly principal and  interest
payments  of $41,789 which is  sufficient
to  amortize the loan over 25 years.  The
loan is due October 1, 2002.  The note is
collateralized by a First Deed  Of  Trust
on  Highlands 80 Phase I land,  buildings
and improvements.                         $4,720,104     $4,796,368

A  construction loan of $2,280,000 with a
variable interest rate of prime plus 1.5%
(10%  as of December 31, 1999).  The loan
requires  monthly interest only payments,
and its due date was extended to March 1,
2000.  The note provides for future draws
of   $990,219   for  tenant   improvement
construction    costs     and     leasing
commissions for future lease-up of  Phase
II.   The  note  is collateralized  by  a
First Deed of Trust on Highlands 80 Phase
II land, buildings and improvements.       1,289,781        937,659

A   mini-permanent  loan  with  a   fixed
interest  rate  of  8.24%  and  requiring
monthly  principal and interest  payments
of   $27,541,  which  is  sufficient   to
amortize  the  loan over 25  years.   The
loan is due January 1, 2001.  The note is
collateralized by a First Deed  Of  Trust
on  Capital  Professional Center's  (CPC)
land,    buildings   and    improvements.
Restrictive   covenants  of   this   loan
include  maintaining a cash flow coverage
ratio related to the CPC property.         3,303,049      3,359,490

Total Notes Payable                       $9,312,934     $9,093,517

Scheduled   principal  payments  during  2000,  2001  and   2002   are
$1,433,129, $3,331,654, and $4,548,151, respectively.

NOTE 5- LEASES

The Partnership leases its properties under long term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the years ended December 31 are as follows:

                         2000      $1,971,955
                         2001       1,422,988
                         2002         919,870
                         2003         485,960
                         2004         318,907
                         Total     $5,119,680

NOTE 6 - RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

A reconciliation of the net loss as reflected on the accompanying Statements of Operations to that reflected on the Federal income tax return for the years ended December 31 is as follows:

                                      1999        1998       1997

Net loss - Statements of Operations($247,250) ($323,352) ($217,018)

Adjustments
  resulting from:
  Difference in depreciation
  and amortization                   90,987       87,705   (76,317)

  Net loss - tax return          ($156,263)   ($235,648) ($293,335)

Partners' equity - Statements of
  Partners' Equity (Deficit)     $3,334,777   $3,582,027 $3,905,379

Increases
  resulting from:
  Difference in depreciation and
  amortization and valuation
  allowance                       2,963,536    2,872,549  2,784,844

  Selling expenses for
  Partnership units               1,713,666    1,713,666  1,713,666

  Partners' equity - tax return  $8,011,979   $8,168,242 $8,403,889

Taxable loss per Limited
  Partnership unit after giving
  effect to the taxable loss
  allocated to the General Partner    ($6.72)    ($10.13)    ($12.60)

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Partnership in estimating its fair value disclosures for financial instruments.

     Note payable
     The fair value of the Partnership's Notes Payable are estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Partnership for debt of the same remaining maturities.

The estimated fair values of the Partnership's financial instruments as of December 31, are as follows:

                            1999                        1998
                  Carrying      Estimated     Carrying     Estimated
                     Amount    Fair Value        Amount   Fair Value
Liabilities
Note payable      $4,720,104   $4,720,104     $4,796,368  $4,796,368
Note payable      $1,289,781   $1,289,781       $937,659    $937,659
Note payable      $3,303,049   $3,303,049     $3,359,490  $3,359,490

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Partnership is involved in litigation arising in the normal course of its business. In the opinion of management, the Partnership's recovery or liability if any, under any pending litigation would not materially affect its financial condition or operations.

NOTE 9 - PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

Revenue Recognition in Financial Statements

On December 3, 1999, the Securities Exchange Commission staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is required to be adopted no later than the first quarter of the fiscal year beginning after December 15, 1999. Management believes that the adoption of SAB 101 will not have a material impact on the financial statements.

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

NOTE 10 - SUBSEQUENT EVENT

Subsequent to December 31, 1999, the construction loan of $2,280,000, discussed in Note 4, was extended to June 2, 2000. Management is currently negotiating a further extension.

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

MANAGING GENERAL PARTNER

The Partnership is being managed by CB, the Managing General Partner. CB is a California corporation organized in May 1978. CB relocated on October 8, 1999 and moved its executive offices at 1130 Iron Point Road, Suite 170, Folsom, California 95630 (telephone number 916-353-
0500). To date, CB has organized ten partnerships to engage in commercial real estate development. As the General Partner, CB may be responsible for certain liabilities that a partnership it manages is unable to pay.

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

ITEM 11.  EXECUTIVE COMPENSATION

The   Partnership  does  not  have  any  officers  or  employees  and, therefore, does not pay compensation to such persons. The Partnership's business is conducted by the Managing General Partner which is entitled under Article IV of the Partnership Agreement to receive underwriting commissions, acquisition fees, property management fees, subordinated real estate commission, share of distribution and an interest in the Partnership. The Managing General Partner's fees totaled $104,642 in 1999 consisting entirely of property management fees which are calculated as 5% of gross rental revenues collected.

In addition to the fees described above, the General Partner is entitled to reimbursement for out of pocket expenses incurred on behalf of the Partnership. Such expenses aggregated $194,584 in 1999.

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

During the year ended December 31, 1999, the Managing General Partner and/or its affiliate received $194,584 for reimbursement of administrative services and $104,642 for property management and administrative fees.

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



Michael J. Metzger, President                           Date

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

The Partnership has not sent an annual report or proxy statements to the Limited Partners and does not intend to send a proxy statement to the Limited Partners. The Partnership will send the Limited Partners an annual report and will furnish the Commission with copies of the annual report on or before April 30, 2000.