Form 10-K/A
period 1999-12-31
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 2000-03-31
CIK 791452

6

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                              FORM 10-K/A
                       AMENDMENT #1 TO FORM 10-k

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

             Capital Builders Development Properties II
           A California Limited Partnership and Subsidiary

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                          December 31, 1999
    Column A       Column B      Column C     Column D
                                                Cost
                                            Capitalized
                                             Subsequent
  Description    Encumbrances  Initial Cost      to
                                            Acquisition


                                            Improvements   Carrying
                                 Land (1)            (1)     Costs

Commercial
Office Bldg.
  Highlands 80      $6,009,885   $2,115,148   $8,028,290      $50,225

Roseville            3,303,049      986,715    3,648,034       89,326

Commercial
Office Bldg.        $9,312,934   $3,101,863  $11,676,324     $139,551


Balance at
beginning of
period

Additions

Deletions (2)

Balance at end
of period




    Column A       Column E

  Description            Gross
                      Carrying
                 Amount at End
                     of Period

                                Buildings &
                               Improvements
                    Land(1)         (1)      Total (1)

Commercial
Office Bldg.
  Highlands 80      $2,622,014   $7,571,649  $10,193,663

Roseville            1,431,785    3,292,290    4,724,075

Commercial
Office Bldg.        $4,053,799  $10,863,939  $14,917,738


                                 Column E
                                   Total

                                   1997         1998         1999

Balance at
beginning of
period                           $8,912,355  $14,493,041  $14,423,435

Additions                  (3)    5,747,656      163,044      494,303

Deletions (2)                     (166,970)    (232,650)            0

Balance at end
of period                       $14,493,041  $14,423,435  $14,917,738





    Column A       Column F      Column G     Column H     Column I
                  Accumulated     Date of       Date     Depreciation
  Description    Depreciation  Construction   Acquired       Life


Commercial
Office Bldg.
  Highlands 80                                           40 Years
                    $2,080,866         1987         1987 (Bldg.)

Roseville                                                    40 Years
                       633,997         1987         1987      (Bldg.)

Commercial                                               (Life of
Office Bldg.        $2,714,863                           Lease
                                                         Tenant Imp.)


                                 Column F
                                   Total

                                   1997         1998         1999

Balance at
beginning of
period                           $1,426,812   $2,061,160   $2,280,524

Additions                  (3)      801,318      452,014      434,339

Deletions (2)                     (166,970)    (232,650)            0

Balance at end
of period                        $2,061,160   $2,280,524   $2,714,863



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
