Form 10-Q
period 2000-03-31
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 2000-05-15
CIK 791452

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



For the Quarter ended March 31, 2000    Commission File Number 33-4682




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
    (A California Limited Partnership)

              BALANCE SHEETS
                                             March 31,    December 31,
                                               2000           1999
ASSETS
  Cash and cash equivalents                     $418,288     $216,269
  Accounts receivable, net                       123,769      144,583
  Investment property, at cost, net
    of accumulated depreciation and
    amortization of $2,302,885 and
    $2,714,863 at March 31, 2000, and
    December 31, 1999, respectively           12,100,629   12,202,875

  Lease commissions, net of accumulated
    amortization of $141,350 and $284,126
    at March 31, 2000, and December 31,
    1999, respectively                           153,934      170,305

  Other assets, net of accumulated
    amortization of $164,734 and
    $66,264 at March 31, 2000 and
    December 31, 1999, respectively               69,369       74,337

          Total assets                       $12,865,989  $12,808,369

LIABILITIES AND PARTNERS' EQUITY
  Note payable                                $9,402,334   $9,312,934
  Accounts payable and accrued
    liabilities                                   73,512       46,045
  Tenant deposits                                110,038      114,613

          Total liabilities                    9,585,884    9,473,592

  Commitments and Contingencies
  Partners' Equity:
    General partner                             (63,029)     (62,483)
    Limited partners                           3,343,134    3,397,260

          Total partners' equity               3,280,105    3,334,777

    Total liabilities and partners' equity   $12,865,989  $12,808,369

See accompanying notes to the financial statements.

   Capital Builders Development
           Properties II
 (A California Limited Partnership)

      STATEMENT OF OPERATIONS
   THREE MONTHS ENDED MARCH 31,

                                        2000            1999
Revenues
  Rental and other income                $572,444       $491,447
  Interest income                           3,459          2,852

            Total revenues                575,903        494,299

Expenses
  Operating expenses                      106,095        102,668
  Repairs and maintenance                  86,504        107,906
  Property taxes                           41,176         36,615
  Interest                                208,708        198,285
  General and administrative               51,770         53,507
  Depreciation and amortization           136,321        136,700

            Total expenses                630,574        635,681

Net loss                                 (54,671)      (141,382)

Allocated to general partners               (547)        (1,413)

Allocated to limited partners           ($54,124)     ($139,969)

Net loss per limited partnership
unit                                      ($2.35)        ($6.08)

Average units outstanding                  23,030         23,030

See accompanying notes to the financial statements.

 Capital Builders Development Properties II
     (A California Limited Partnership)

          STATEMENTS OF CASH FLOWS
       THREE  MONTHS ENDED MARCH 31,
                                                 2000        1999
Cash flows from operating activities:
  Net loss                                     ($54,671)    ($141,382)
  Adjustments to reconcile net loss
     to cash flow provided by
     operating activities:
  Depreciation and amortization                  136,321       136,700
  Changes in assets and liabilities
    Decrease in accounts receivable               20,814         5,746
    Increase in leasing commissions                (969)       (6,590)
    Increase in other assets                     (5,070)      (17,363)
    Increase in accounts payable
      and accrued liabilities                     27,467        42,534
    (Decrease)/Increase in tenant deposits       (4,575)         5,035

          Net cash provided by
          operating activities                   119,317        24,680

Cash flows from investing activities:
  Improvements to investment properties          (6,698)      (44,523)

          Net cash used in investing
          activities                             (6,698)      (44,523)

Cash flows from financing activities:
  Proceeds from issuance of debt                 124,399       115,370
  Payments of debt                              (34,999)      (32,109)

          Net cash provided by
          financing activities                    89,400        83,261

Net increase in cash                             202,019        63,418

Cash, beginning of period                        216,269       287,892

Cash, end of period                             $418,288      $351,310

Cash paid for interest                         $ 208,708     $ 198,285

See accompanying notes to the financial statements.

              Capital Builders Development Properties II
                  (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS
                            March 31, 2000


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

Accounting Pronouncements

On December 3, 1999, the Securities Exchange Commission staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 was adopted on January 1, 2000. Management believes the adoption of SAB 101 does not have a material impact on the financial statements.

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

Net Loss per Limited Partnership Unit

The net loss per Limited Partnership Unit is computed based on the weighted average number of Units outstanding of 23,030 during the periods ending March 31, 2000 and 1999.

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

The total management fees paid to the Managing General Partner were $29,462 and $24,910 for the three months ended March 31, 2000 and 1999, respectively, while total reimbursement of expenses was $57,832 and $52,638, respectively.

The Managing General Partner will reduce its future participation in proceeds from sales by an amount equal to the loss on the abandonment of option fees in 1988 ($110,000) and interest on the amount at a rate equal to that of the borrowed funds rate as determined by construction or permanent funds utilized by the Partnership.


NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account are as follows:

                               March 31, 2000    December 31, 1999
Land                            $ 4,053,799         $ 4,053,799
Building and Improvements         9,135,255           9,132,132
Tenant Improvements               1,214,460           1,731,807
Investment property, at cost     14,403,514          14,917,738
Less: accumulated depreciation
      and amortization          (2,302,885)         (2,714,863)

Investment property, net       $ 12,100,629        $ 12,202,875


NOTE 4 - NOTES PAYABLE

Notes Payable consist of the following:
                                             March         December
                                            31, 2000       31, 1999

A  mini-permanent loan of  $5,000,000
with  a  fixed  8.95% interest  rate.
The  loan  requires monthly principal
and   interest  payments  of  $41,789
which  is sufficient to amortize  the
loan over 25 years.  The loan is  due
October   1,  2002.   The   note   is
collateralized  by a  First  Deed  Of
Trust  on Highlands 80 Phase I  land,
buildings and improvements.               $4,699,952     $4,720,104

A  construction  loan  of  $1,930,000
with  a  variable  interest  rate  of
prime  plus 1.5% (10.5% as  of  March
31, 2000).  The loan requires monthly
interest only payments, and  its  due
date  was  extended to June 2,  2000.
The note provides for future draws of
$515,820   for   tenant   improvement
construction   costs   and    leasing
commissions  for future  lease-up  of
Phase II.  The note is collateralized
by a First Deed of Trust on Highlands
80   Phase  II  land,  buildings  and
improvements.                              1,414,180      1,289,781

A  mini-permanent loan with  a  fixed
interest  rate of 8.24% and requiring
monthly    principal   and   interest
payments   of   $27,541,   which   is
sufficient to amortize the loan  over
25 years.  The loan is due January 1,
2001.  The note is collateralized  by
a  First  Deed  Of Trust  on  Capital
Professional  Center's  (CPC)   land,
buildings      and      improvements.
Restrictive  covenants of  this  loan
include   maintaining  a  cash   flow
coverage  ratio related  to  the  CPC
property.                                  3,288,202      3,303,049

Total Notes Payable                       $9,402,334     $9,312,934

Scheduled principal payments during 2000, 2001 and 2002 are $1,522,529, $3,331,654, and $4,548,151, respectively.


NOTE 5 - LEASES

The Partnership leases its properties under long term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the years ended December 31 are as follows:

                         2000       $ 2,050,731
                         2001         1,490,727
                         2002           998,633
                         2003           544,227
                         2004           313,965
                         Total      $ 5,398,283


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

The estimated fair values of the Partnership's financial instruments are as follows:

                      March 31, 2000           December 31, 1999
                 Carrying      Estimated     Carrying     Estimated
                 Amount       Fair Value     Amount      Fair Value
Liabilities
Note payable     $4,699,952   $4,699,952    $4,720,104   $4,720,104
Note payable     $1,414,180   $1,414,180    $1,289,781   $1,289,781
Note payable     $3,288,202   $3,288,202    $3,303,049   $3,303,049


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

The Partnership's primary current sources of cash are from cash balances, property rental income and construction financing for Phase II improvements. As of March 31, 2000, the Partnership had $418,288 in cash and $515,820 in available construction loan draws for Phase II. The construction loan was extended and now has an expiration date of June 2, 2000. It is Management's plan to extend the loan with the current lender for an additional nine month term. It is also the Partnership's investment goal to utilize existing capital resources for continued leasing operations (tenant improvements and leasing commissions) and further development of its investment properties.

During the three months ended March 31, 2000, an increase in cash of $202,019 occurred. This was primarily the result of cash provided by operations as a result of the Partnership's properties maintaining an occupancy level which now generates income in excess of the
Partnership's expenses. An additional contributing factor to the increase in cash was the result of construction loan proceeds received for improvements paid in the previous quarter.

Management anticipates cash provided from operations to continue to be positive and improve in future quarters with the potential lease-up of the Highlands 80 project. The Partnership's properties' occupancy rates as of March 31, 2000 are 80% for Highlands 80 and 100% for Capital Professional Center.

The Partnership will continue to incur improvement costs as its properties are leased up. The total projected tenant improvement costs remaining to be incurred during 2000 are estimated to be $554,000. These costs will be funded with existing cash, construction loan draws and property operations.

The Partnership's ability to maintain or improve cash flow is dependent upon its ability to maintain and improve the occupancy of its investment properties. Management believes the Partnership's financial resources should be adequate to meet 2000's obligations and no adverse change in liquidity is foreseen.

Results of Operations

During the three months ended March 31, 2000 as compared to March 31, 1999, the Partnership's total revenues increased by $81,604 (16.5%), while its expenses decreased by $5,107 (.8%), resulting in a decrease in net loss of $86,711 (61.3%).

The increase in revenue is primarily due to an increase in occupancy for Highlands 80 and rent increases at Capital Professional Center.

Expenses decreased for the three months ended March 31, 2000, as compared to March 31, 1999, due to the net effect of:
a) $21,402 (19.8%) decrease in repairs and maintenance due to parking lot resurfacing, lobby repainting and recarpeting at Capital Professional Center during the first quarter of 1999;
b) $4,561 (12.5%) increase in property taxes primarily due to the additional buildout of Highlands 80 tenant improvements; and
c) $10,423 (5.3%) increase in interest due to loan costs associated with Highlands 80, Phase II tenant improvement loan draws.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Partnership does not have a material market risk due to financial instruments held by the Partnership. The Partnership's only variable rate instrument consists of a construction loan in the amount of $1,414,180 and $1,289,781 at March 31, 2000 and December 31, 1999,
respectively. The increase from 1999 to 2000 is due to additional draws for construction.




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

                         CAPITAL BUILDERS DEVELOPMENT PROPERTIES II a California Limited Partnership

                              By:  Capital Builders, Inc.
                                   Its Corporate General Partner


Date:  May 10, 2000           By:_____________________________________
                                   Michael J. Metzger
                                   President


Date:  May 10, 2000           By:_____________________________________
                                   Kenneth L. Buckler
                                   Chief Financial Officer