Form 10-Q
period 2000-06-30
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 2000-08-15
CIK 791452

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



For the Quarter ended June 30, 2000     Commission File Number 33-4682




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
 (A California Limited Partnership)

           BALANCE SHEETS
                                        June 30,     December 31,
                                          2000           1999
ASSETS
  Cash and cash equivalents                $346,601         $216,269
  Accounts receivable, net                  148,217          144,583
  Investment property, at cost, net
of accumulated depreciation and
amortization of $2,412,994 and
$2,714,863 at June 30, 2000, and
December 31, 1999, respectively          12,093,537       12,202,875

  Lease commissions, net of
accumulated amortization of
$159,155 and $284,126 at June 30,
2000, and December 31, 1999
respectively                                162,834          170,305

  Other assets, net of accumulated
amortization of $172,973 and
$66,264 at June 30, 2000 and
December 31, 1999, respectively              55,988           74,337

          Total assets                  $12,807,177      $12,808,369

LIABILITIES AND PARTNERS' EQUITY
  Notes payable                          $9,366,572       $9,312,934
  Accounts payable and accrued
liabilities                                  29,355           46,045
  Tenant deposits                           110,705          114,613

          Total liabilities               9,506,632        9,473,592

  Commitments and Contingencies
  Partners' Equity:
    General partner                        (62,825)         (62,483)
    Limited partners                      3,363,370        3,397,260

          Total partners' equity          3,300,545        3,334,777

    Total liabilities and partners'
equity                                  $12,807,177     $12,808,369

See accompanying notes to the financial statements.

   Capital Builders
Development Properties
          II
 (A California Limited
     Partnership)

    STATEMENTS  OF
      OPERATIONS
   THREE  AND  SIX
MONTHS ENDED JUNE 30,

                                2000                    1999
                          Three       Six         Three       Six
                          Months     Months      Months      Months
                          Ended      Ended        Ended      Ended
Revenues
  Rental and other
income                    $598,547 $1,170,991    $545,591  $1,037,038
  Interest income            3,387       6,846       2,772       5,624

     Total revenues        601,934   1,177,837     548,363   1,042,662

Expenses
  Operating expenses       100,504     206,599      94,632     197,300
  Repairs and
maintenance                 59,479    145,983      66,550     174,456
  Property taxes            36,964      78,140      33,459      70,074
  Interest                 210,886     419,594     199,780     398,065
  General and
administrative              37,524     89,294      37,308      90,815
  Depreciation and
amortization               136,138     272,459     140,996     277,696

     Total expenses        581,495   1,212,069     572,725   1,208,406

Net Income/(Loss)           20,439    (34,232)    (24,362)   (165,744)

Allocated to general
partners                       204      (342)       (244)     (1,657)

Allocated to limited
partners                   $20,235  ($33,890)   ($24,118)  ($164,087)

Net income/(loss) per
limited partnership
unit                         $0.88     ($1.47)     ($1.05)     ($7.12)

Average units
outstanding                 23,030     23,030      23,030      23,030

See accompanying notes
      to the financial
           statements.

    Capital Builders Development
            Properties II
 (A California Limited Partnership)

      STATEMENTS OF CASH FLOWS
 FOR  THE  SIX  MONTHS  ENDED  JUNE
                 30,
                                           2000            1999
Cash flows from operating activities:
  Net loss                                 ($34,232)      ($165,744)
  Adjustments to reconcile net
     loss to cash flow provided by
operating activities:
  Depreciation and amortization              272,459         277,696
  Changes in assets and liabilities
    Increase in accounts receivable          (3,634)         (9,299)
    Increase in leasing commissions         (27,672)        (22,552)
    Increase/(Decrease) in other
assets                                            83        (18,948)
    Decrease in accounts payable
and accrued liabilities                     (16,690)        (10,238)
    (Increase)/Decrease in tenant
deposits                                     (3,908)           7,515

          Net cash provided by
          operating activities               186,406          58,430

Cash flows from investing activities:
  Improvements to investment
properties                                 (109,712)        (68,979)

          Net cash used in
          investing activities             (109,712)        (68,979)

Cash flows from financing activities:
  Proceeds from issuance of debt             124,399         115,370
  Payments of debt                          (70,761)        (64,918)

          Net cash provided by
          financing activities                53,638          50,452

Net increase in cash                         130,332          39,903

Cash, beginning of period                    216,269         287,892

Cash, end of period                         $346,601        $327,795

Cash paid for Interest                     $ 419,594       $ 398,065

See accompanying notes to the financial statements.


              Capital Builders Development Properties II
                  (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS
                             June 30, 2000


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

Net Income/(Loss) per Limited Partnership Unit

The net income/(loss) per Limited Partnership Unit is computed based on the weighted average number of Units outstanding of 23,030 during the periods ending June 30, 2000 and 1999.

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

The total management fees paid to the Managing General Partner were $57,266 and $51,097 for the six months ended June 30, 2000 and 1999, respectively, while total reimbursement of expenses was $89,756 and $102,040, respectively.

The Managing General Partner will reduce its future participation in proceeds from sales by an amount equal to the loss on the abandonment of option fees in 1988 ($110,000) and interest on the amount at a rate equal to that of the borrowed funds rate as determined by construction or permanent funds utilized by the Partnership.

NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account are as follows:

                                    June 30, 2000   December 31, 1999
Land                                $4,053,799          $4,053,799
Building and Improvements            9,170,261           9,132,132
Tenant Improvements                  1,282,471           1,731,807
Investment property, at cost        14,506,531          14,917,738
Less: accumulated depreciation
     and amortization              (2,412,994)         (2,714,863)

Investment property, net           $12,093,537         $12,202,875


NOTE 4 - NOTES PAYABLE

Notes Payable consist of the following:
                                            June 30,     December 31,
                                              2000           1999
A  mini-permanent loan of  $5,000,000
with  a  fixed  8.95% interest  rate.
The  loan  requires monthly principal
and   interest  payments  of  $41,789
which  is sufficient to amortize  the
loan over 25 years.  The loan is  due
October   1,  2002.   The   note   is
collateralized  by a  First  Deed  Of
Trust  on Highlands 80 Phase I  land,
buildings and improvements.               $4,679,345     $4,720,104

A  construction  loan  of  $1,930,000
with  a  variable  interest  rate  of
prime  plus 1.5% (11% as of June  30,
2000).   The  loan  requires  monthly
interest only payments, and  its  due
date  was  extended to June 3,  2001.
The note provides for future draws of
$515,820   for   tenant   improvement
construction   costs   and    leasing
commissions  for future  lease-up  of
Phase II.  The note is collateralized
by a First Deed of Trust on Highlands
80   Phase  II  land,  buildings  and
improvements.                              1,414,180      1,289,781

A  mini-permanent loan with  a  fixed
interest  rate of 8.24% and requiring
monthly    principal   and   interest
payments   of   $27,541,   which   is
sufficient to amortize the loan  over
25 years.  The loan is due January 1,
2001.  The note is collateralized  by
a  First  Deed  Of Trust  on  Capital
Professional  Center's  (CPC)   land,
buildings      and      improvements.
Restrictive  covenants of  this  loan
include   maintaining  a  cash   flow
coverage  ratio related  to  the  CPC
property.                                  3,273,047      3,303,049

Total Notes Payable                       $9,366,572     $9,312,934

Scheduled principal payments during 2000, 2001 and 2002 are $1,486,767, $3,331,654, and $4,548,151, respectively.

NOTE 5 - LEASES

The Partnership leases its properties under long term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the years ended December 31 are as follows:

               2000               $ 2,120,986
               2001                 1,617,662
               2002                 1,041,946
               2003                   708,534
               2004                   399,717
               Thereafter              47,440
               Total              $ 5,936,285

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

The estimated fair values of the Partnership's financial instruments are as follows:

                     June 30, 2000            December 31, 1999
                 Carrying      Estimated   Carrying     Estimated
                    Amount    Fair Value      Amount   Fair Value
Liabilities
Note payable     $4,679,345   $4,679,345   $4,720,104  $4,720,104
Note payable     $1,414,180   $1,414,180   $1,289,781  $1,289,781
Note payable     $3,273,047   $3,273,047   $3,303,049  $3,303,049

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

NOTE 8 - PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

Accounting for Derivative Instruments and Hedging Activity

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 as amended is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 does not have a material impact on the financial statements due to the Partnership's inability to invest in such instruments as stated in the Partnership agreement.

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

The Partnership's primary current sources of cash are from cash balances, property rental income and construction financing for Phase II improvements. As of June 30, 2000, the Partnership had $346,601 in cash and $515,820 in available construction loan draws for Phase II. The construction loan was extended and now has an expiration date of June 3, 2001. It is the Partnership's investment goal to utilize existing capital resources for continued leasing operations (tenant improvements and leasing commissions) and further development of its investment properties.

During the six months ended June 30, 2000, an increase in cash of $130,332 occurred. This was primarily the result of cash provided by operations as a result of the Partnership's properties maintaining an occupancy level which now generates income in excess of the Partnership's expenses.

Management anticipates cash provided from operations to continue to be positive and improve in future quarters with the potential lease-up of the Highlands 80 project. The Partnership's properties' occupancy rates as of June 30, 2000 are 82% for Highlands 80 and 100% for Capital Professional Center.

The Partnership will continue to incur improvement costs as its properties are leased up. The total projected tenant improvement costs remaining to be incurred during 2000 are estimated to be $451,000. These costs will be funded with existing cash, construction loan draws and property operations.

The Partnership's ability to maintain or improve cash flow is dependent upon its ability to maintain and improve the occupancy of its investment properties. Management believes the Partnership's financial resources should be adequate to meet 2000's obligations and no adverse change in liquidity is foreseen.

Results of Operations

During the six months ended June 30, 2000 as compared to June 30, 1999, the Partnership's total revenues increased by $135,175 (13%), while its expenses also increased by $3,663 (.3%), resulting in a decrease in net loss of $131,512 (79.3%).

The increase in revenue is primarily due to an increase in occupancy for Highlands 80 and rent increases at Capital Professional Center.

Expenses increased for the six months ended June 30, 2000, as compared to June 30, 1999, due to the net effect of:
a) $9,299 (4.7%) increase in operating expenses due to normal inflation and an increase in H80's occupancy.
b) $28,473 (16.3%) decrease in repairs and maintenance due to parking lot resurfacing, lobby repainting and recarpeting at Capital Professional Center during 1999;
c) $8,066 (11.5%) increase in property taxes primarily due to the additional buildout of Highlands 80 tenant improvements;
d) $21,529 (5.4%) increase in interest due to loan costs associated with Highlands 80, Phase II tenant improvement loan draws; and
e) $5,237 (1.9%) decrease in depreciation due to tenant improvements becoming fully amortized during the first quarter of 2000.

During the second quarter ended June 30, 2000 as compared to June 30, 1999, revenues increased by $53,571 (9.8%), while expenses also increased by $8,780 (1.5%). The increase in revenues is primarily due to an increase in Highlands 80 occupancy. The increase in expenses is primarily due to the increase in interest costs associated with Highlands 80 Phase II loan draws.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Partnership does not have a material market risk due to financial instruments held by the Partnership. The Partnership's only variable rate instrument consists of a construction loan in the amount of $1,414,180 and $1,289,781 at June 30, 2000 and December 31, 1999,
respectively. The increase from 1999 to 2000 is due to additional draws for construction.



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

                         CAPITAL BUILDERS DEVELOPMENT PROPERTIES II a California Limited Partnership

                              By:  Capital Builders, Inc.
                                   Its Corporate General Partner


Date:  August 11, 2000        By:_____________________________________
                                   Michael J. Metzger
                                   President


Date:  August 11, 2000        By:_____________________________________
                                   Kenneth L. Buckler
                                   Chief Financial Officer