Form 10-Q
period 2000-09-30
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 2000-11-09
CIK 791452

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



   For the Quarter ended September 30, 2000          Commission File
                            Number 33-4682




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
    (A California Limited Partnership)

              BALANCE SHEETS
                                            September 30, December 31,
                                                2000          1999
ASSETS
  Cash and cash equivalents                     $375,751     $216,269
  Accounts receivable, net                       149,719      144,583
  Investment property, at cost, net
   of accumulated depreciation and
    amortization of $2,524,093 and
    $2,714,863 at September 30, 2000, and
    December 31, 1999, respectively           12,000,705   12,202,875

  Lease commissions, net of accumulated
    amortization of $178,544 and $284,126
    at September 30, 2000, and December 31,
    1999, respectively                           169,980      170,305

  Other assets, net of accumulated
    amortization of $190,864 and
    $66,264 at September 30, 2000 and
    December 31, 1999, respectively               81,863       74,337

          Total assets                       $12,778,018  $12,808,369

LIABILITIES AND PARTNERS' EQUITY
  Notes payable                               $9,337,004   $9,312,934
  Accounts payable and accrued
    liabilities                                   91,458       46,045
  Tenant deposits                                113,922      114,613

          Total liabilities                    9,542,384    9,473,592

  Commitments and Contingencies
  Partners' Equity:
    General partner                             (63,474)     (62,483)
    Limited partners                           3,299,108    3,397,260

          Total partners' equity               3,235,634    3,334,777

    Total liabilities and partners' equity   $12,778,018  $12,808,369

See accompanying notes to the financial statements.


   (A California Limited
       Partnership)

      STATEMENTS  OF
        OPERATIONS
 THREE  AND  NINE  MONTHS
   ENDED SEPTEMBER  30,

                                   2000                    1999
                             Three       Nine        Three     Nine
                             Months     Months      Months    Months
                             Ended      Ended        Ended     Ended
Revenues
  Rental and other income   $578,908  $1,749,899    $535,912  $1,572,95
                                                                     0
  Interest income              3,565      10,411       2,787      8,411

          Total revenues     582,473   1,760,310     538,699  1,581,361

Expenses
  Operating expenses         113,962     320,561     122,284    319,584
  Repairs and maintenance     86,382     232,365      46,349    220,805
  Property taxes              35,800     113,940      36,306    106,380
  Interest                   217,557     637,151     199,987    598,048
  General and
administrative                45,295     134,589      38,533   129,348
  Depreciation and
    amortization             148,495     420,847     129,049    406,748

          Total expenses     647,491   1,859,453     572,508  1,780,913

Net Loss                    (65,018)    (99,143)    (33,809)  (199,552)

Allocated to general
partners                       (650)       (991)       (338)   (1,996)

Allocated to limited
partners                   ($64,368)   ($98,152)   ($33,471) ($197,556
                                                                     )

Net loss per limited
  partnership unit           ($2.79)     ($4.26)     ($1.45)    ($8.58)

Average units outstanding     23,030      23,030      23,030     23,030

 See accompanying notes to
 the financial statements.

     Capital Builders Development
            Properties II
  (A California Limited Partnership)

       STATEMENTS OF CASH FLOWS
    FOR  THE  NINE  MONTHS  ENDED
            SEPTEMBER  30,
                                            2000            1999
Cash flows from operating activities:
  Net loss                                  ($99,143)     ($199,552)
  Adjustments to reconcile net
     loss to cash flow
     provided by operating activities:
  Depreciation and amortization               420,847        406,748
  Changes in assets and liabilities
    Increase in accounts receivable           (5,136)       (29,707)
    Increase in leasing commissions          (54,209)       (60,177)
    Decrease/(Increase) in other
assets                                          1,938       (35,206)
    Increase in accounts payable
      and accrued liabilities                  45,413         54,095
    (Decrease)/Increase in tenant
deposits                                        (691)         18,135

          Net cash provided by
          operating activities                309,019        154,336

Cash flows from investing activities:
  Improvements to investment                (127,982)      (370,683)
properties

          Net cash used in
          investing activities              (127,982)      (370,683)

Cash flows from financing activities:
  Proceeds from issuance of debt              124,399        115,370
  Payments of debt                          (100,329)       (98,442)
  Payment of loan fees                       (45,625)        - - - -

          Net cash (used in)/provided
          by financing activities            (21,555)         16,928

Net increase/(decrease) in cash               159,482      (199,419)

Cash, beginning of period                     216,269        287,892

Cash, end of period                          $375,751        $88,473

Cash paid for Interest                      $ 637,151      $ 598,052

See accompanying notes to the financial statements.







              Capital Builders Development Properties II
                  (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS
                          September 30, 2000


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

Net Income/(Loss) per Limited Partnership Unit

The net income/(loss) per Limited Partnership Unit is computed based on the weighted average number of Units outstanding of 23,030 during the periods ending September 30, 2000 and 1999.

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

The total management fees paid to the Managing General Partner were $86,405 and $76,960 for the nine months ended September 30, 2000 and 1999, respectively, while total reimbursement of expenses was $172,333 and $147,534, respectively.

The Managing General Partner will reduce its future participation in proceeds from sales by an amount equal to the loss on the abandonment of option fees in 1988 ($110,000) and interest on the amount at a rate equal to that of the borrowed funds rate as determined by construction or permanent funds utilized by the Partnership.


NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account are as follows:

                           September 30, 2000  December 31, 1999
Land                         $  4,053,799      $  4,053,799
Building and Improvements       9,184,236         9,132,132
Tenant Improvements             1,286,763         1,731,807
Investment property, at cost   14,524,798        14,917,738
Less: accumulated depreciation
     and amortization         (2,524,093)       (2,714,863)

Investment property, net     $ 12,000,705     $  12,202,875


NOTE 4 - NOTES PAYABLE

Notes Payable consist of the following:
                                         September 30,   December 31,
                                              2000           1999
A  mini-permanent loan of  $5,000,000
with  a  fixed  8.95% interest  rate.
The  loan  requires monthly principal
and   interest  payments  of  $41,789
which  is sufficient to amortize  the
loan over 25 years.  The loan is  due
October   1,  2002.   The   note   is
collateralized  by a  First  Deed  Of
Trust  on Highlands 80 Phase I  land,
buildings and improvements.               $4,665,245     $4,720,104

A  construction  loan  of  $1,930,000
with  a  variable  interest  rate  of
prime  plus 1.5% (11% as of September
30, 2000).  The loan requires monthly
interest only payments, and  its  due
date  was  extended to June 3,  2001.
The note provides for future draws of
$515,820   for   tenant   improvement
construction   costs   and    leasing
commissions  for future  lease-up  of
Phase II.  The note is collateralized
by a First Deed of Trust on Highlands
80   Phase  II  land,  buildings  and
improvements.                              1,414,180      1,289,781

A  mini-permanent loan with  a  fixed
interest  rate of 8.24% and requiring
monthly    principal   and   interest
payments   of   $27,541,   which   is
sufficient to amortize the loan  over
25 years.  The loan is due January 1,
2001.  The note is collateralized  by
a  First  Deed  Of Trust  on  Capital
Professional  Center's  (CPC)   land,
buildings      and      improvements.
Restrictive  covenants of  this  loan
include   maintaining  a  cash   flow
coverage  ratio related  to  the  CPC
property.                                  3,257,579      3,303,049

Total Notes Payable                       $9,337,004     $9,312,934

Scheduled principal payments during 2000, 2001 and 2002 are $43,019, $4,745,834, and $4,548,151, respectively.


NOTE 5 - LEASES

The Partnership leases its properties under long term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the years ended December 31 are as follows:

                         2000         $ 2,114,602
                         2001           1,784,294
                         2002           1,242,091
                         2003             894,944
                         2004             543,049
                         Thereafter       107,895
                         Total        $ 6,686,875


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

The estimated fair values of the Partnership's financial instruments are as follows:

                     September 30, 2000         December 31, 1999
                    Carrying    Estimated     Carrying     Estimated
                       Amount  Fair Value        Amount   Fair Value
Liabilities
Note payable       $4,665,245   $4,665,245   $4,720,104   $4,720,104
Note payable       $1,414,180   $1,414,180   $1,289,781   $1,289,781
Note payable       $3,257,579   $3,257,579   $3,303,049   $3,303,049


NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Partnership is involved in litigation arising in the normal course of its business. In the opinion of management, the Partnership's recovery or liability if any, under any pending litigation would not materially affect its financial condition or results of operations.


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

The Partnership's primary current sources of cash are from cash balances, property rental income and construction financing for Phase II improvements. As of September 30, 2000, the Partnership had $375,751 in cash and $515,820 in available construction loan draws for Phase II. The construction loan was extended and now has an expiration date of June 3, 2001. It is the Partnership's investment goal to utilize existing capital resources for continued leasing operations (tenant improvements and leasing commissions) and further development of its investment properties.

During the nine months ended September 30, 2000, an increase in cash of $159,482 occurred. This was primarily the result of cash provided by operations as a result of the Partnership's properties maintaining an occupancy level which now generates operating income in excess of the Partnership's operating expenses.

Management anticipates cash provided from operations to continue to be positive and improve in future quarters with the potential lease-up of the Highlands 80 project. The Partnership's properties' occupancy rates as of September 30, 2000 are 81% for Highlands 80 and 100% for Capital Professional Center.

One of the Partnership's Notes Payable, totaling $3,257,579 as of September 30, 2000, will become due on January 1, 2001. The Partnership has obtained a written commitment from a new lender to refinance the Note. The loan is expected to close in late December 2000.

The Partnership will continue to incur improvement costs as its properties are leased up. The total projected tenant improvement costs remaining to be incurred are estimated to be $432,000. These costs will be funded with existing cash, construction loan draws and property operations.

The Partnership's ability to maintain or improve cash flow is dependent upon its ability to maintain and improve the occupancy of its investment properties. Management believes the Partnership's financial resources should be adequate to meet 2000's obligations and no adverse change in liquidity is foreseen.

Results of Operations

During the nine months ended September 30, 2000 as compared to September 30, 1999, the Partnership's total revenues increased by $178,949 (11.3%), while its expenses also increased by $78,540 (4.4%), resulting in a decrease in net loss of $100,409 (50.3%).

The increase in revenue is primarily due to an increase in occupancy for Highlands 80 and rent increases at Capital Professional Center.

Expenses increased for the nine months ended September 30, 2000, as compared to September 30, 1999, due to the net effect of:
a) $11,560 (5.2%) increase in repairs and maintenance due to a large amount of suite turnover costs incurred for lease renewals at Highlands 80;
b) $7,560 (7.1%) increase in property taxes primarily due to the additional buildout of Highlands 80 tenant improvements;
c) $39,103 (6.5%) increase in interest due to loan costs associated with Highlands 80 and Phase II tenant improvement loan draws;
d) $5,241 (4.1%) increase in general and administrative due to general cost/wage inflation; and
e) $14,099 (3.5%) increase in amortization and depreciation due to an increase in amortized loan fees related to the Highlands 80 Phase II loan extensions.

During the third quarter ended September 30, 2000 as compared to September 30, 1999, revenues increased by $43,774 (8.1%), while expenses also increased by $74,983 (13.1%). The increase in revenues is primarily due to an increase in Highlands 80 occupancy. The increase in expenses is primarily due to an increase in suite turnover costs, interest costs and depreciation related to the Highlands 80 project.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Partnership does not have a material market risk due to financial instruments held by the Partnership. The Partnership's only variable rate instrument consists of a construction loan in the amount of $1,414,180 and $1,289,781 at September 30, 2000 and December 31, 1999,
respectively. The increase from 1999 to 2000 is due to additional draws for construction.




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

                         CAPITAL BUILDERS DEVELOPMENT PROPERTIES II a California Limited Partnership

                              By:  Capital Builders, Inc.
                                   Its Corporate General Partner


Date:  November 7, 2000       By:_____________________________________
                                   Michael J. Metzger
                                   President


Date:  November 7, 2000       By:_____________________________________
                                   Kenneth L. Buckler
                                   Chief Financial Officer