Form 10-K
period 2000-12-31
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 2001-03-30
CIK 791452

5

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K

       [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934


For the fiscal year ended               Commission File Number
December 31, 2000                                 33-4682


           CAPITAL BUILDERS DEVELOPMENT PROPERTIES II,
                A CALIFORNIA LIMITED PARTNERSHIP
     (Exact name of registrant as specified in its charter)


         California                          77-0111643
  (State or other jurisdiction               (I.R.S. Employer
of incorporation or organization)            Identification No.)

1130 Iron Point Road, Suite 170, Folsom, California  95630
(Address of principal executive offices)          Zip Code

Registrant's  telephone number, including area code:  (916)  353-
0500

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

As of December 31, 2000 the aggregate Limited Partnership Units held by nonaffiliates of the registrant was 23,030. There is no market for the Units.

Documents Incorporated by Reference

Limited  Partnership Agreement dated February 6, 1986,  filed  as
Exhibit 3.3, and the Amendment to the Limited Partnership Agreement dated May 22, 1986 filed as Exhibit 3.4 to Registration Statement No. 33-4682 of Capital Builders Development Properties II, A California Limited Partnership, are hereby incorporated by reference into Part IV of this Form 10K.

Forward-Looking Statements

When used in this annual report, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, those set forth in the sections entitled "Potential Factors Affecting Future Operating Results" and "Qualitative and Quantitative Disclosures About Market Risks" below. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the case hereof. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


                             PART I

ITEM 1.   BUSINESS

(a)  General Development of Business

Capital Builders Development Properties II (the "Partnership") is a publicly held limited partnership organized under the provisions of the California Revised Limited Partnership Act pursuant to the Limited Partnership Agreement dated February 6, 1986, as amended (the "Agreement"). The Partnership commenced on May 22, 1986 and shall continue in full force and be effective until December 31, 2021 unless dissolved sooner by certain events as described in the Agreement. The Managing General Partner is Capital Builders, Inc., a California Corporation (CB). The Associate General Partners are the sole shareholder, President and Director of CB, and two founders of CB.

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

(c)  Narrative Description of the Business

The Partnership's business objective is to complete the development of its existing land with light industrial and office buildings for lease and eventual sale. The primary investment objective of the Partnership is to realize capital appreciation from the sale of the Properties developed by it some three to five years after such Properties have been placed in service. A secondary investment objective is to generate cash from the leasing of Partnership Properties pending their sale for distribution to the Limited Partners, although it is not presently anticipated that the amount of such cash available for distribution to the Limited Partners will be significant. Since the Partnership has not sold its investment properties, it has not achieved its investment goals as yet. Although investor returns cannot be accurately determined until the investment properties are sold, due to the additional time required to lease up the investment properties, the decline in real estate values during the California recession, and although the real estate market has shown recovery from the previous California recession, it is anticipated that ultimate returns will be less than initially projected. Funds obtained by the Partnership from the sale of Limited Partnership Units were used to acquire equity interest in one piece of land for development and a 40% equity interest in another for development in accordance with its investment objective.

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

ITEM 2.   PROPERTIES

The Partnership owns 100% equity interest in two properties, Highlands 80 Commerce Center ("H80") and Capital Professional Center ("CPC"). H80 is a three phase development. Phase I is a 109,000 square foot office/industrial project consisting of five multi-tenant buildings. Phase II consists of approximately 45,921 square feet of two, one-story light industrial/office space buildings and Phase III will consist of one, 27,663 square foot, two-story office building. Phase III is scheduled to start construction by the end of the second quarter of 2001.

CPC is a 40,400 square foot office project consisting of two multi-tenant buildings which are completely developed and have achieved a stabilized occupancy.

Additional information about the individual properties follows:

                                          H80                 CPC

  Ownership Percentage:                  100%                100%

  Acquisition Date:            April 30, 1987        Apr 10, 1987
                                                    40% Ownership

                                                      May 1, 1997
                                                     60%Ownership

  Location:                  North Highlands,          Roseville,
                                  California           California
  Present Monthly
       Effective Average
       Base Rent Per Square Foot:       $1.05               $1.71

  Square Footage Mix:
       Office                          21,967              40,397
       Industrial                     132,890

  Leased Occupancy at
               December 31:
                         2000             83%                100%
                         1999             80%                100%
                         1998             68%                 91%
                         1997             75%                100%
                         1996             78%                 95%

  Current Year Depreciation:         $359,928             $94,598

  Method of Depreciation:       Straight Line       Straight Line

  Depreciation Life:                 40 Years            40 Years
                           Bldg. Improvements  Bldg. Improvements
                               Life of Lease        Life of Lease
                          Tenant Improvements Tenant Improvements

  Total cost:                      $9,960,246          $4,596,131

  Encumbrances:                    $6,050,908          $4,200,000

  Tenant occupying more                Valley    Coldwell Banker
  than 10% of square           Communications         Residential
  footage and nature                                  Real Estate
  of business:                                         Brokerage)
                                                  First American
                                                   Title Ins. Co.
                                                 Martin, Rivett &
                                                      Olson, Inc.

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

As  of  December  31, 2000, there were 1,599 holders  and  23,030
Limited Partnership Units outstanding.

ITEM 6.   SELECTED FINANCIAL DATA

The following constitutes a summary of selected financial data for the following periods (000's omitted except net loss per Limited Partnership Unit):
                       2000     1999     1998     1997     1996
Revenues             $2,414   $2,145   $1,985   $1,728   $1,224
Net Loss             ($102)   ($247)   ($323)   ($217)   ($268)
Net Loss per Limited
 Partnership Unit   ($4.37) ($10.63) ($13.90)  ($9.33) ($11.54)
Total Assets        $13,626  $12,808  $12,799  $13,077   $9,953
Notes and Loans
  Payable           $10,251   $9,313   $9,094   $8,950   $4,928
(See ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA)

ITEM 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Accounting Pronouncements

On December 3, 1999, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 was adopted on January 1, 2000. The adoption of SAB 101 did not have a material impact on the financial statements.

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

The Partnership's primary current sources of cash are from cash balances, property rental income and construction financing for Phase II improvements. As of December 31, 2000, the Partnership had $1,232,514 in cash and $515,820 in available construction loan draws for Highlands 80 Phase II. The Highlands 80 construction loan was extended and now has an expiration date of June 3, 2002. It is the Partnership's investment goal to utilize existing capital resources for continued leasing operations (tenant improvements and leasing commissions) and further development of Highlands 80 Phase III. Additionally, Management was successful in securing a new mortgage loan for the Partnership's Capital Professional Center project. Of the $1,232,514 in cash, approximately $950,000 was obtained through the refinancing of Capital Professional Center. Both of the Partnership's projects have achieved occupancy and rental rates sufficient to meet its expected current and future debt service obligations.

The  Partnership's  scheduled  principal  and  interest  payments
during   2001,   2002,  2003,  2004,  2005  and  thereafter   are
$2,303,644,   $5,312,497,  $387,996,   $387,996,   $387,996   and
$3,900,355, respectively.

Management intends to begin development of Highlands 80 Phase III (a 27,663 square foot, 2-story full service office building) during the first quarter of 2001. The project's site and shell are estimated to be completed by the third quarter of 2001. The initial construction of Highlands 80 Phase III will be funded with a portion of its existing cash balance. It is Management's intention to modify the project's existing Phase II construction loan with the current lender to include the additional costs for Phase III. Management is still in the process of finalizing the construction contract with the General Contractor, and therefore the total costs have not yet been determined.

During the year ended December 31, 2000, cash increased by $1,016,245. This was primarily the result of cash obtained from the refinancing of Capital Professional Center ($950,000) and cash flow from operations from the Partnership's projects.

During the year ended December 31, 2000, the Partnership paid $115,635 in management fees to its Managing General Partner. Management fees are classified on the Statements of Operations as an Operating Expense. These fees are not recorded as a contra account against revenue due to the fact that they are a normal property operating expense. These fees would be incurred whether they are charged by the affiliate General Partner or by an outside management company. The General Partner is currently charging 5% of collected revenue.

Management anticipates cash provided from operations to continue to improve in future quarters with the additional lease-up of the Highlands 80 Phase II and III. The Partnership's properties' occupancy rates as of December 31, 2000 are 83% for Highlands 80 and 100% for Capital Professional Center. Subsequent to December 31, 2000, Management was successful in leasing an additional 9,000 square feet in one of the Highlands 80 Phase II buildings. This will bring Highlands 80 to a 89% occupancy.

The Partnership will continue to incur improvement costs as its properties are leased up. The total projected tenant improvement costs expected to be incurred during 2001 are estimated to be $354,500. These costs will be funded with construction loan draws.

The Partnership's ability to maintain or improve cash flow is dependent upon its ability to maintain and improve the occupancy of its investment properties. Management believes the Partnership's financial resources should be adequate to meet 2001's obligations and no adverse change in liquidity is foreseen. The Partnership's properties' current market values are in excess of its total liabilities. The Partnership should therefore meet its current and long-term obligations so long as the properties' occupancy and rental rates are maintained and the real estate investment market remains stable.

Results of Operations

2000 vs 1999

During  the year ended December 31, 2000 as compared to  December
31,  1999, the Partnership's total revenues increased by $268,276
(12.5%), while its expenses also increased by $122,690 (5.1%), resulting in a decrease in net loss of $145,586 (58.9%).

The increase in revenue is primarily due to an increase in occupancy for Highlands 80 ($185,914) and rent increases at Capital Professional Center ($78,083).

Expenses increased for the year ended December 31, 2000, as compared to December 31, 1999, due to the net effect of:
a) $15,461 (3.7%) increase in operating expenses due to general inflation for utility costs.
b) $14,680 (4.9%) increase in repairs and maintenance due to suite turnover costs incurred for lease renewals at Highlands 80;
c) $11,790 (8.1%) increase in property taxes primarily due to the additional buildout of Highlands 80 tenant improvements;
d) $44,978 (5.6%) increase in interest due to loan costs associated with Highlands 80 and Phase II tenant improvement loan draws;
e) $4,037 (2.3%) increase in general and administrative due to general cost/wage inflation; and
f) $31,744 (5.8%) increase in amortization and depreciation due to an increase in amortized loan fees related to the Highlands 80 Phase II loan extensions.

1999  vs 1998

During  the year ended December 31, 1999 as compared to  December
31,  1998, the Partnership's total revenues increased by $160,059
(8.1%), while its expenses increased by $83,957 (3.6%), resulting in a decrease in net loss of $76,102 (23.5%).

The increase in revenue is primarily due to an increase in occupancy for Highlands 80 ($139,806) and rent increases at Capital Professional Center ($27,129). Interest income for the
Partnership decreased by $6,876.

Expenses increased for the year ended December 31, 1999, as compared to December 31, 1998, due to the net effect of:
a) $20,256 (5%) increase in operating expenses due to an increase in utility and marketing costs;
b) $12,717 (4.4%) increase in repairs and maintenance due to parking lot resurfacing, lobby repainting and recarpeting at
Capital Professional Center, plus suite turnover costs at Highlands 80 for space leased during the first quarter;
c) $8,238 (6%) increase in property taxes primarily due to the additional buildout of Highlands 80 tenant improvements;
d) $18,456 (2.4%) increase in interest due to loan costs associated with Highlands 80, Phase II completion;
e) $5,807 (3.2%) decrease in general and administration due to cost reductions; and
f) $30,097 (5.8%) increase in depreciation at Highlands 80 due to the Phase II completion.

ITEM 7A.  QUANTITATIVE  AND QUALITATIVE DISCLOSURE  ABOUT  MARKET
          RISKS

The Partnership does not have a material market risk due to financial instruments held by the Partnership. The Partnership's only variable rate instrument consists of a construction loan in the amount of $1,414,180 and $1,289,781 at December 31, 2000 and December 31, 1999, respectively. The increase from 1999 to 2000 is due to additional draws for construction


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                      Page Number

INDEPENDENT AUDITORS' REPORT                                10

FINANCIAL STATEMENTS
                                                            11
     BALANCE SHEETS
     AS OF DECEMBER 31, 2000 AND 1999

     STATEMENTS OF OPERATIONS                               12
     FOR THE YEARS ENDED
     DECEMBER 31, 2000, 1999, AND 1998

     STATEMENTS OF PARTNERS' EQUITY                         13
     FOR THE YEARS ENDED
     DECEMBER 31, 2000, 1999, AND 1998

     STATEMENTS OF CASH FLOWS                               14
     FOR THE YEARS ENDED
     DECEMBER 31, 2000, 1999, AND 1998

      NOTES TO FINANCIAL STATEMENTS                         15-21
SUPPLEMENTAL SCHEDULES

     SCHEDULE III                                           25
     REAL ESTATE AND ACCUMULATED DEPRECIATION
Financial schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in this report.

                  Independent Auditors' Report


The Partners
Capital Builders Development Properties II:

We have audited the accompanying balance sheets of Capital Builders Development Properties II, a California Limited Partnership, as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Builders Development Properties II as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




Sacramento, California                            KPMG LLP
February 2, 2001




 PART 1 - FINANCIAL INFORMATION

    Capital Builders Development
            Properties II
 (A California Limited Partnership)

           BALANCE SHEETS
                                       December 31,  December 31,
                                           2000          1999
ASSETS
  Cash                                   $1,232,514     $216,269
  Accounts receivable, net                  177,630      144,583
  Investment property, at cost, net
of accumulated depreciation of
$2,648,467 and $2,714,863 at
December 31, 2000 and 1999,
respectively                             11,907,910   12,202,875

  Lease commissions, net of
accumulated amortization of $198,454
and $284,126 at December 31, 2000 and
1999, respectively                          167,767      170,305

  Other assets, net of accumulated
amortization of $115,668 and $66,264
at December 31, 2000 and 1999,
respectively                                140,547       74,337

        Total assets                    $13,626,368  $12,808,369

LIABILITIES AND PARTNERS' EQUITY
  Notes payable                         $10,250,908   $9,312,934
  Accounts payable and accrued
liabilities                                  30,058       46,045
  Tenant deposits                           112,289      114,613

        Total liabilities                10,393,255    9,473,592

  Commitments and contingencies
  Partners' Equity:
    General Partners                       (63,500)     (62,483)
    Limited Partners                      3,296,613    3,397,260

        Total Partners' equity            3,233,113    3,334,777

        Total liabilities and
Partners' equity                        $13,626,368  $12,808,369

See accompanying notes to the financial statements.

Capital Builders Development
        Properties II
    (A California Limited
        Partnership)

  STATEMENTS OF OPERATIONS
  YEARS ENDED DECEMBER 31,
                                  2000       1999         1998
Revenues
  Rental and other income      $2,398,711   $2,134,714  $1,967,779
  Interest income                  14,932       10,653     17,529

Total revenues                  2,413,643    2,145,367  1,985,308

Expenses
  Operating expenses              437,631      422,170    401,914
  Repairs and maintenance         313,326      298,646    285,929
  Property taxes                  156,686      144,896    136,658
  Interest                        847,882      802,904    784,448
  General and administrative      181,409      177,372    183,179
  Depreciation and
amortization                      578,373     546,629    516,532

Total expenses                  2,515,307    2,392,617  2,308,660

Net loss                        (101,664)    (247,250)  (323,352)

Allocated to General Partners     (1,017)      (2,473)    (3,233)

Allocated to Limited Partners  ($100,647)   ($244,777)  ($320,119)

Net loss per Limited
Partnership Unit                  ($4.37)    ($10.63)   ($13.90)

Average Units outstanding          23,030       23,030     23,030

See accompanying notes to the financial statements.

            Capital Builders Development Properties II
                (A California Limited Partnership)

                  STATEMENTS OF PARTNERS' EQUITY
           YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                          Total
                                 General     Limited  Partners'
                                Partners    Partners     Equity

Balance at December 31, 1997   ($56,777)  $3,962,156  $3,905,379

     Net Loss                    (3,233)   (320,119)   (323,352)

Balance at December 31, 1998    (60,010)   3,642,037   3,582,027

     Net Loss                    (2,473)   (244,777)   (247,250)

Balance at December 31, 1999    (62,483)   3,397,260   3,334,777

      Net loss                   (1,017)   (100,647)   (101,664)

Balance at December 31, 2000   ($63,500)  $3,296,613  $3,233,113

See accompanying notes to the financial statements.

 Capital Builders Development
         Properties II
     (A California Limited
         Partnership)

   STATEMENTS OF CASH FLOWS
   YEARS ENDED DECEMBER 31,
                                   2000        1999       1998
Cash flows from operating
activities:
  Net loss                      ($101,664)  ($247,250)  ($323,352)
    Adjustments to reconcile
net loss to cash flow provided
by operating activities:
  Depreciation and amortization    578,373     546,629     516,532
  Changes in operating assets
and liabilities:
  (Increase) Decrease in
accounts receivable               (33,047)    (13,708)     32,863
  Increase in leasing
commissions                       (71,905)    (86,307)   (67,353)
  Decrease (Increase) in other
assets                               1,260    (33,064)    (7,753)
  (Decrease) Increase in
accounts payable
    and accrued liabilities       (15,987)      17,443    (99,175)
  (Decrease) Increase in tenant
deposits                           (2,324)      19,520      1,403

      Net cash provided by
operating activities               354,706     203,263     53,165

Cash flows from investing
activities:
  Improvements to investment
properties                       (159,561)   (494,303)  (163,044)

      Net cash used in
investing activities             (159,561)   (494,303)  (163,044)

Cash flows from financing
activities:
  Proceeds from issuance of
debt                             1,074,407     352,123    260,600
  Payments of debt               (136,433)   (132,706)   (117,455)
  Payments of loan fees          (116,874)   - - - - -   - - - - -

      Net cash provided by
financing activities               821,100     219,417    143,145

Net increase (decrease) in cash  1,016,245    (71,623)      33,266

Cash, beginning of  period         216,269     287,892     254,626

Cash, end of period             $1,232,514    $216,269    $287,892

Cash paid for Interest            $847,882    $802,904    $784,448

Non cash financing activity:
  Refinance of mini-permanent
loan with mortgage loan         $3,249,992   - - - - -   - - - - -

See accompanying notes to the financial statements.


            Capital Builders Development Properties II
               (A California Limited Partnership)

                  NOTES TO FINANCIAL STATEMENTS
                DECEMBER 31, 2000, 1999 AND 1998

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

Lease Commissions

Lease commissions are costs associated with obtaining leases with terms in excess of one year. The Partnership capitalizes these costs and amortizes them on a straight line basis over their related lease term.

Income Taxes

The Partnership has no provision for income taxes since all income or losses are reported separately on the individual
Partners' tax returns.

Revenue Recognition

Rental income is recognized on a straight-line basis over the life of the lease, which may differ from the scheduled rental payments.

Net Loss per Limited Partnership Unit

The net loss per Limited Partnership Unit is computed based on the weighted average number of Units outstanding of 23,030 during the years ending December 31, 2000 , 1999 and 1998.

Statement of Cash Flows

For purposes of the statement of cash flows, the Partnership considers all short-term investments with a maturity, at date of purchase, of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The total management fees paid to the Managing General Partner were $115,635, $104,642 and $97,913 for the years ended December 31, 2000, 1999 and 1998, respectively, while total reimbursement of expenses was $226,652, $194,584 and $190,533 respectively.

Management fees are classified on the Statements of Operations as an Operating Expense. These fees are a normal cost of property operations and would be incurred whether they are charged by the affiliate General Partner or an outside management company. Reimbursement of expenses are also a normal operating cost of the Partnership. These expenses are primarily for investor services, preparation of SEC filings, audit coordination and other Partnership management functions. Expense reimbursements are
classified  as  General  and  Administrative  expenses   on   the
Statement of Operations.

In accordance with the Partnership Agreement, the General Partner may hire outside consultants or perform the necessary accounting, reporting and investor service functions internally, and pass through the associated costs. It has been determined that if outside consultants were to perform these functions, the related costs would be substantially higher to the Partnership.

The Managing General Partner will reduce its future participation in proceeds from sales by an amount equal to the loss on the abandonment of option fees in 1988 ($110,000) and interest on the amount at a rate equal to that of the borrowed funds rate as determined by construction or permanent funds utilized by the Partnership.

NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account at December 31, are as follows:

                                    2000             1999
Land                           $ 4,053,799       $ 4,053,799
Building and Improvements        9,201,129         9,132,132
Tenant Improvements              1,301,449         1,731,807
Investment property, at cost    14,556,377        14,917,738
Less: accumulated depreciation
     and amortization          (2,648,467)       (2,714,863)

Investment property, net       $11,907,910       $12,202,875


NOTE 4 - NOTES PAYABLE

Notes Payable consist of the following at December 31,:

                                            2000        1999
A  mini-permanent loan of  $5,000,000
with  a  fixed  8.95% interest  rate.
The  loan  requires monthly principal
and   interest  payments  of  $41,789
which  is sufficient to amortize  the
loan over 25 years.  The loan is  due
October   1,  2002.   The   note   is
collateralized  by a  First  Deed  Of
Trust  on Highlands 80 Phase I  land,
buildings and improvements.              $4,636,728  $4,720,104

A  construction  loan  of  $1,930,000
with  a  variable  interest  rate  of
prime  plus 1.5% (11% as of  December
31, 2000).  The loan requires monthly
interest only payments, and  its  due
date  was  extended to June 3,  2001.
The   Note  provides  for  a   future
extension  date of June 3,  2002  and
future  draws of $515,820 for  tenant
improvement  construction  costs  and
leasing commissions for future lease-
up   of   Phase  II.   The  note   is
collateralized  by a  First  Deed  of
Trust  on Highlands 80 Phase II land,
buildings and improvements.               1,414,180   1,289,781

A  mortgage loan of $4,200,000 with a
fixed  interest  rate  of  7.97%  and
requiring   monthly   principal   and
interest  payments of $32,333,  which
is  sufficient to amortize  the  loan
over  25  years.   The  loan  is  due
January   10,  2006.   The  note   is
collateralized  by a  First  Deed  Of
Trust    on    Capital   Professional
Center's  (CPC) land,  buildings  and
improvements.                             4,200,000   - - - - -

A  mini-permanent  loan  that  had  a
fixed  interest  rate  of  8.24%  and
required   monthly   principal    and
interest  payments of $27,541,  which
was  sufficient to amortize the  loan
over  25  years.  The  loan  was  due
January   1,  2001.   The  note   was
collateralized  by a  First  Deed  of
Trust    on    Capital   Professional
Center's  (CPC) land,  buildings  and
improvements.  This loan was paid off
with  proceeds obtained from the  new
$4,200,000 mortgage loan.                 - - - - -   3,303,049

Total Notes Payable                     $10,250,908  $9,312,934

The Partnership is in compliance with all restrictive debt covenants as of December 31, 2000.

Scheduled principal payments during 2001, 2002, 2003, 2004,  2005 and  thereafter  are  $1,559,229, $4,606,724,  $64,324,  $70,106,
75,904 and $3,874,621, respectively.

NOTE 5 - LEASES

The   Partnership   leases  its  properties   under   long   term
noncancelable   operating  leases  to   various   tenants.    The
facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the years ended December 31 are as follows:
                         2001     $ 2,078,074
                         2002       1,546,675
                         2003       1,032,251
                         2004         550,826
                         2005         119,326
                         Total    $ 5,327,152


NOTE 6 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

YEAR 2000           March 31    June 30 September 30 December 31

Revenues            $575,903   $601,934     $582,473    $653,333

Net (loss)/income  ($54,671)    $20,439    ($65,018)    ($2,414)

Net (loss)/income
per limited
partnership unit     ($2.35)      $0.88      ($2.80)     ($0.10)


YEAR 1999           March 31    June 30 September 30 December 31

Revenues            $494,299   $548,363     $538,699    $564,006

Net loss          ($141,382)  ($24,362)    ($33,809)   ($47,697)

Net loss per
limited
partnership unit     ($6.08)    ($1.05)      ($1.45)     ($2.05)


NOTE 7 - RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

A   reconciliation  of  the  net  loss  as  reflected   on   the
accompanying Statements of Operations to that reflected on the Federal income tax return for the years ended December 31 is as follows:
                                      2000        1999       1998

Net loss - Statements
  of Operations               ($101,664)  ($247,250)  ($323,352)

Adjustments
  resulting from:
  Difference in depreciation
  and amortization                 5,276      90,987      87,705

  Net loss - tax return        ($96,388)  ($156,263)  ($235,648)

Partners' equity - Statements
  of Partners' Equity         $3,233,113  $3,334,777  $3,582,027

Increases
  resulting from:
  Difference in depreciation
  and amortization and
  valuation allowance          2,968,812   2,963,536   2,872,549

  Selling expenses for
  Partnership units            1,713,666   1,713,666   1,713,666

  Partners' equity - tax
  return                      $7,915,591  $8,011,979  $8,168,242

Taxable loss per Limited
  Partnership unit after
  giving effect to the
  taxable loss allocated
  to the General Partner          ($4.18     ($6.72)    ($10.13)


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

The   estimated  fair  values  of  the  Partnership's   financial
instruments are as follows:

                  December 31, 2000         December 31, 1999
                Carrying    Estimated     Carrying   Estimated
                  Amount    Fair Value      Amount   Fair Value
Liabilities
Note payable    $4,636,728  $4,636,728   $4,720,104  $4,720,104
Note payable    $1,414,180  $1,414,180   $1,289,781  $1,289,781
Note payable    $4,200,000  $4,200,000   $3,303,049  $3,303,049


NOTE  9  -  ACCOUNTING  FOR  DERIVATIVE INVESTMENTS  AND  HEDGING
ACTIVITIES

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

MANAGING GENERAL PARTNER

The Partnership is being managed by CB, the Managing General Partner. CB is a California corporation organized in May 1978. CB relocated on October 8, 1999 and moved its executive offices at 1130 Iron Point Road, Suite 170, Folsom, California 95630 (telephone number 916-353-0500). To date, CB has organized ten partnerships to engage in commercial real estate development. As the General Partner, CB may be responsible for certain liabilities that a partnership it manages is unable to pay.

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

ITEM 11.  EXECUTIVE COMPENSATION

The Partnership does not have any officers or employees and, therefore, does not pay compensation to such persons. The Partnership's business is conducted by the Managing General Partner which is entitled under Article IV of the Partnership Agreement to receive underwriting commissions, acquisition fees, property management fees, subordinated real estate commission, share of distribution and an interest in the Partnership. The Managing General Partner's fees totaled $115,635 in 2000, consisting entirely of property management fees which are calculated as 5% of gross rental revenues collected.

In addition to the fees described above, the General Partner is entitled to reimbursement for out of pocket expenses incurred on behalf of the Partnership. Such expenses aggregated $226,652 in 2000.

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

During  the  year  ended December 31, 2000, the Managing  General
Partner and/or its affiliate received $226,652 for reimbursement of administrative services and $115,635 for property management and administrative fees.


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

The Partnership has not sent an annual report or proxy statements to the Limited Partners and does not intend to send a proxy statement to the Limited Partners. The Partnership will send the Limited Partners an annual report and will furnish the Commission with copies of the annual report on or before April 30, 2001.

   Capital
   Builders
 Development
Properties II
 A California
   Limited
 Partnership
and Subsidiary

SCHEDULE III -
 REAL ESTATE
     AND
 ACCUMULATED
 DEPRECIATION
 December 31,
     2000
   Column A      Column B     Column C    Column D
                                            Cost
                                        Capitalized
 Description   Encumbrances Initial Cost Subsequent
                                             to
                                        Acquisition

                                        Improvements   Carrying
                              Land (1)           (1)    Costs

Commercial
Office Bldg.
  Highlands 80   $6,050,908  $2,115,148   $7,794,874      $50,225

Roseville         4,200,000     986,715    3,520,089       89,326

Commercial
Office Bldg.    $10,250,908  $3,101,863  $11,314,963     $139,551


Balance at
beginning of
period

Additions

Deletions (2)

Balance at end
  of period



   Column A      Column E

 Description          Gross
                   Carrying
                  Amount at
                     End of
                     Period

                            Buildings &
                            Improvements
                 Land(1)        (1)      Total (1)

Commercial
Office Bldg.
  Highlands 80   $2,622,014  $7,338,233   $9,960,247

Roseville         1,431,785   3,164,345    4,596,130

Commercial
Office Bldg.     $4,053,799 $10,502,578  $14,556,377


                 Column E
                  Total

                   1998         1999        2000

Balance at
beginning of
period          $14,493,041 $14,423,435  $14,917,738

Additions           163,044      494,303      159,561

Deletions (2)     (232,650)           0    (520,922)

Balance at end
of period       $14,423,435 $14,917,738  $14,556,377




   Column A      Column F     Column G    Column H     Column I
               Accumulated    Date of       Date     Depreciation
 Description   Depreciation Construction  Acquired       Life


Commercial
Office Bldg.
                                                     40 Years
Highlands 80     $2,074,876        1987         1987 (Bldg.)

                                                     40 Years
Roseville           573,591        1987         1987 (Bldg.)

                                                     Life of
Commercial                                           Lease Tenant
Office Bldg.     $2,648,467                          Imp.)


                              Column F
                               Total

                                   1998         1999         2000

Balance at
beginning of
period                       $2,061,160   $2,280,524   $2,714,863

Additions                       452,014      434,339      454,526

Deletions (2)                 (232,650)            0    (520,922)

Balance at end
of period                    $2,280,524   $2,714,863   $2,648,467



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
