Form 10-Q
period 2001-03-31
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 2001-05-16
CIK 791452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities and Exchange Act of 1934

For the Quarter ended March 31, 2001 Commission File Number 33-4682

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
(A California Limited Partnership)

BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2001	2000

ASSETS
Cash and cash equivalents	$1,209,856	$1,232,514
Accounts receivable, net	194,392	177,630
Investment property, at cost, net
of accumulated depreciation and
amortization of $2,770,554 and
$2,648,467 at March 31, 2001, and
December 31, 2000, respectively	11,928,139	11,907,910

Lease commissions, net of accumulated
amortization of $218,377 and $198,454
at March 31, 2001, and December 31,
2000, respectively	160,969	167,767

Other assets, net of accumulated
amortization of $56,291 and
$115,668 at March 31, 2001 and
December 31, 2000, respectively	124,169	140,547

Total assets	$13,617,525	$13,626,368

LIABILITIES AND PARTNERS' EQUITY
Note payable	$10,215,473	$10,250,908
Accounts payable and accrued
liabilities	83,173	30,058
Tenant deposits	115,524	112,289

Total liabilities	10,414,170	10,393,255

Commitments and Contingencies
Partners' Equity:
General partner	(63,798)	(63,500)
Limited partners	3,267,153	3,296,613

Total partners' equity	3,203,355	3,233,113

Total liabilities and partners' equity	$13,617,525	$13,626,368

See accompanying notes to the financial statements.

Capital Builders Development Properties II
(A California Limited Partnership)

STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31,
(unaudited)

	2001	2000

Revenues
Rental and other income	$630,282	$572,444
Interest income	11,353	3,459

Total revenues	641,635	575,903
Expenses
Operating expenses	109,666	106,095
Repairs and maintenance	69,960	86,504
Property taxes	39,519	41,176
Interest	222,910	208,708
General and administrative	73,883	51,770
Depreciation and
amortization	155,455	136,321

Total expenses	671,393	630,574

Net loss	(29,758)	(54,671)

Allocated to general partner	(298)	(547)

Allocated to limited partners	($29,460)	($54,124)

Net loss per limited partnership unit	($1.28)	($2.35)

Average units outstanding	23,030	23,030

See accompanying notes to the financial statements.

Capital Builders Development Properties II
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31,
(unaudited)

	2001	2000

Cash flows from operating activities:
Net loss	($29,758)	($54,671)
Adjustments to reconcile net loss
to cash flow provided by
operating activities:
Depreciation and amortization	155,455	136,321
Changes in assets and liabilities
(Increase)/Decrease in accounts receivable	(16,762)	20,814
Increase in leasing commissions	(13,125)	(969)
Decrease/(Increase) in other assets	2,933	(5,070)
Increase in accounts payable
and accrued liabilities	53,115	27,467
Increase/(Decrease) in tenant deposits	3,235	(4,575)

Net cash provided by
operating activities	155,093	119,317

Cash flows from investing activities:
Improvements to investment properties	(142,316)	(6,698)

Net cash used in investing
activities	(142,316)	(6,698)

Cash flows from financing activities:
Proceeds from issuance of debt	- - - - -	124,399
Payments of debt	(35,435)	(34,999)

Net cash (used in) provided
by financing activities	(35,435)	89,400

Net (decrease)/increase in cash	(22,658)	202,019

Cash, beginning of period	1,232,514	216,269

Cash, end of period	$1,209,856	$ 18,288

Cash paid for interest	$222,910	$208,708

See accompanying notes to the financial statements.

Capital Builders Development Properties II

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

March 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

ORGANIZATION

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Capital builders Development Properties II annual report to shareholders on Form 10-K for the year ended December 31, 2000.

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

Net Loss per Limited Partnership Unit

The net loss per Limited Partnership Unit is computed based on the weighted average number of Units outstanding of 23,030 during the periods ending March 31, 2001 and 2000.

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

The total management fees paid to the Managing General Partner were $31,952 and $29,462 for the three months ended March 31, 2001 and 2000, respectively, while total reimbursement of expenses was $58,143 and $57,832, respectively.

Management fees are classified on the Statements of Operations as an Operating Expense. These fees are a normal cost of property operations and would be incurred whether they are charged by the affiliate General Partner or an outside management company. Reimbursement of expenses are also a normal operating cost of the Partnership. These expenses are primarily for investor services, preparation of SEC filings, audit coordination and other Partnership management functions. Expense reimbursements are classified as General and Administrative expenses on the Statements of Operations.

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

NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account are as follows:
		March 31,	December 31,
		2001	2000
Land		$4,053,799	$4,053,799
Building and Improvements		9,269,815	9,201,129
Tenant Improvements		1,375,079	1,301,449
Investment property, at cost		14,698,693	14,556,377
Less:	accumulated depreciation
	and amortization	(2,770,554)	(2,648,467)

Investment property, net		$11,928,139	$11,907,910

NOTE 4 - NOTES PAYABLE

Notes Payable consist of the following at,: March 31, December 31,

2001 2000

A mini-permanent loan of $5,000,000 with a fixed 8.95% interest rate. The loan requires monthly principal and interest payments of $41,789 which is sufficient to amortize the loan over 25 years. The loan is due October 1, 2002. The note is collateralized by a First Deed of Trust on Highlands 80 Phase I land, buildings and improvements. $4,614,696 $4,636,728

A construction loan of $1,930,000 with a variable interest rate of prime plus 1.5% (9.5% as of March 31, 2001). The loan requires monthly interest only payments, and its due date is June 3, 2002. The Note provides for future draws of $515,820 for tenant improvement construction costs and leasing commissions for future lease-up of Phase II. The note is collateralized by a First Deed of Trust on Highlands 80 Phase II land, buildings and improvements. 1,414,180 1,414,180

A mortgage loan of $4,200,000 with a fixed interest rate of 7.97% and requiring monthly principal and interest payments of $32,333, which is sufficient to amortize the loan over 25 years. The loan is due January 10, 2006. The note is collateralized by a First Deed of Trust on Capital Professional Center's (CPC) land, buildings and improvements. 4,186,597 4,200,000

Total Notes Payable $10,215,473 $10,250,908

The Partnership is in compliance with all restrictive debt covenants as of March 31, 2001.

Scheduled principal payments during 2001, 2002, 2003, 2004, 2005 and thereafter are $109,614, $6,020,904, $64,324, $70,106, 75,904 and $3,874,621, respectively.

NOTE 5 - LEASES

The Partnership leases its properties under long term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the years ended December 31 are as follows:
2001	$2,123,926
2002	1,632,622
2003	1,097,177
2004	610,793
2005	163,911
thereafter	15,224
Total	$5,643,653

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

The estimated fair values of the Partnership's financial instruments are as follows:

March 31, 2001 December 31, 2000

Carrying Estimated Carrying Estimated

Amount Fair Value Amount Fair Value

Liabilities

Note payable $4,614,696 $4,614,696 $4,636,728 $4,636,728

Note payable $1,414,180 $1,414,180 $1,414,180 $1,414,180

Note payable $4,186,597 $4,186,597 $4,200,000 $4,200,000

NOTE 7 - ACCOUNTING FOR DERIVATIVE INVESTMENTS AND HEDGING ACTIVITIES

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 as amended is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 was adopted on January 1, 2001. The Partnership's inability to invest in such instruments as stated in the Partnership agreement results in SFAS No. 133 not having an impact to the Partnership.

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

The Partnership's primary current sources of cash are from cash balances, property rental income and construction financing for Phase II improvements. As of March 31, 2001, the Partnership had $1,209,856 in cash and $515,820 in available construction loan draws for Highlands 80 Phase II. The Highlands 80 construction loan was extended and now has an expiration date of June 3, 2002. It is the Partnership's investment goal to utilize existing capital resources for continued leasing operations (tenant improvements and leasing commissions) and further development of Highlands 80 Phase III. Both of the Partnership's projects have achieved occupancy and rental rates sufficient to meet its expected current and future debt service obligations.

The Partnership's scheduled principal and interest payments during 2001, 2002, 2003, 2004, 2005 and thereafter are $767,098, $6,390,455, $387,996, $387,996, $387,996 and $3,900,355, respectively.

Management began the development of Highlands 80 Phase III (a 27,663 square foot, 2-story full service office building) during the first quarter of 2001. The project's site and shell are estimated to be completed by the third quarter of 2001. The total cost for Phase III construction is estimated to be $3,870,000. Of the total cost, the Partnership has already funded $550,000 in land and initial site work. Management estimates the Partnership to fund an additional $735,000 of Phase III project costs from cash reserves, and to modify the existing Phase II construction loan to fund the remaining $2,585,000.

During the quarter ended March 31, 2001, cash decreased by $22,658. This was primarily the result of cash used for improvements to the Partnership's properties. Improvement funds were primarily used for re-tenanting costs for Capital Professional Center and Highlands 80. Additionally, costs were incurred for refurbishing the lobbies of Capital Professional Center's two buildings.

The majority of the $142,316 incurred for improvements to the investment properties were funded by cash provided by operations ($155,093) less cash used for payment of debt ($35,435).

Management anticipates cash provided from operations to continue to improve in future quarters with the additional lease-up of the Highlands 80 Phase II and III. The Partnership's properties' occupancy rates as of March 31, 2001 are 90% for Highlands 80 and 100% for Capital Professional Center.

During the quarter ended March 31, 2001, the Partnership paid $31,952 in management fees to its Managing General Partner. Management fees are classified on the Statements of Operations as an Operating Expense. These fees would be incurred whether they are charged by the affiliate General Partner or by an outside management company. The General Partner is currently charging 5% of collected revenue.

The Partnership will continue to incur improvement costs as its properties are leased up. The total projected tenant improvement costs expected to be incurred during 2001 are estimated to be $300,000. These costs will be funded with construction loan draws.

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

Results of Operations

During the three months ended March 31, 2001 as compared to March 31, 2000, the Partnership's total revenues increased by $65,732 (11.4%), while its expenses increased by $40,819 (6.5%), resulting in a decrease in net loss of $24,913 (45.6%).

The increase in revenue is primarily due to an increase in occupancy for Highlands 80 and rent increases at Capital Professional Center.

Expenses increased for the three months ended March 31, 2001, as compared to March 31, 2000, primarily due to the net effect of:

a) $16,544 (19.1%) decrease in repairs and maintenance due to major landscape refurbishment performed at Capital Professional Center during the first quarter of 2000;

  $14,202 (6.8%) increase in interest due to loan costs associated with Highlands 80, Phase II tenant improvement loan draws;

  $22,113 (42.7%) increase in general and administrative due to an increase in administrative costs associated with additional reporting requirements by the SEC and IRS, an increase in audit fees, and administrative costs associated with the development of Phase III; and

  $19,134 (14%) increase in depreciation due to additional amortized costs for Highlands 80 tenant improvements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Partnership does not have a material market risk due to financial instruments held by the Partnership. The Partnership's only variable rate instrument consists of a construction loan in the amount of $1,414,180 at March 31, 2001 and December 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned, hereunto dully authorized.

CAPITAL BUILDERS DEVELOPMENT PROPERTIES II

a California Limited Partnership

By: Capital Builders, Inc.

Its Corporate General Partner

Date: May 10, 2001 By:_____________________________________

Michael J. Metzger

President

Date: May 10, 2001 By:_____________________________________

Kenneth L. Buckler

Chief Financial Officer