Form 10-Q
period 2001-06-30
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 2001-08-16
CIK 791452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities and Exchange Act of 1934

For the Quarter ended June 30, 2001 Commission File Number 33-4682

CAPITAL BUILDERS DEVELOPMENT PROPERTIES II,

A CALIFORNIA LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

California 77-0111643

State or other jurisdiction I.R.S. Employer

of organization Identification No.

1130 Iron Point Road, Suite 170, Folsom, California 95630

(Address of Principal executive offices) (Zip Code)

Registrants telephone number, including area code: (916) 353-0500

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
(A California Limited Partnership)

BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2001	2000

ASSETS
Cash and cash equivalents	$958,812	$1,232,514
Accounts receivable, net	224,829	177,630
Investment property, at cost, net
of accumulated depreciation and
amortization of $2,897,260 and
$2,648,467 at June 30, 2001, and
December 31, 2000, respectively	12,149,711	11,907,910

Lease commissions, net of accumulated
amortization of $238,433 and $198,454 at June 30, 2001 and
December 31, 2000, respectively	170,578	167,767

Other assets, net of accumulated
amortization of $158,184 and
$115,668 at June 30, 2001 and
December 31, 2000, respectively	106,616	140,547

Total assets	$13,610,546	$13,626,368

LIABILITIES AND PARTNERS EQUITY
Note payable	$10,179,274	$10,250,908
Accounts payable and accrued
liabilities	77,338	30,058
Tenant deposits	117,992	112,289

Total liabilities	10,374,604	10,393,255

Commitments and Contingencies
Partners Equity:
General partner	(63,472)	(63,500)
Limited partners	3,299,414	3,296,613

Total partners equity	3,235,942	3,233,113

Total liabilities and partners equity	$13,610,546	$13,626,368

See accompanying notes to the financial statements.

Capital Builders Development Properties II
(A California Limited Partnership)

STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30,
(unaudited)

	2001		2000
	Three	Six	Three	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended

Revenues
Rental and other income	$692,061	$1,322,343	$598,547	$1,170,991
Interest income	9,737	21,090	3,387	6,846

Total revenues	701,798	1,343,433	601,934	1,177,837
Expenses
Operating expenses	137,940	247,606	100,504	206,599
Repairs and maintenance	92,175	162,135	59,479	145,983
Property taxes	37,897	77,416	36,964	78,140
Interest	207,631	430,541	210,886	419,594
General and administrative	33,357	107,240	37,524	89,294
Depreciation and
amortization	160,211	315,666	136,138	272,459

Total expenses	669,211	1,340,604	581,495	1,212,069

Net Income/(Loss)	32,587	2,829	20,439	(34,232)

Allocated to general partner	326	28	204	(342)

Allocated to limited partners	$32,261	$2,801	$20,235	($33,890)

Net income/(loss) per
limited partnership unit	$1.40	$0.12	$0.88	($1.47)

Average units outstanding	23,030	23,030	23,030	23,030

See accompanying notes to the financial statements.

Capital Builders Development Properties II
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(unaudited)

	2001	2000

Cash flows from operating activities:
Net income/(loss)	$2,829	($34,232)
Adjustments to reconcile net
income/(loss) to cash flow
provided by operating activities:
Depreciation and amortization	315,666	272,459
Changes in assets and liabilities
Increase in accounts receivable	(47,199)	(3,634)
Increase in leasing commissions	(42,790)	(27,672)
Decrease in other assets	7,037	83
Increase/(Decrease) in accounts
payable and accrued liabilities	47,280	(16,690)
Decrease/(Increase) in tenant deposits	5,703	(3,908)

Net cash provided by
operating activities	288,526	186,406

Cash flows from investing activities:
Improvements to investment properties	(490,594)	(109,712)

Net cash used in
investing activities	(490,594)	(109,712)

Cash flows from financing activities:
Proceeds from issuance of debt	- - - - -	124,399
Payments of debt	(71,634)	(70,761)

Net cash (used in)/provided
by financing activities	(71,634)	53,638

Net (decrease)/increase in cash	(273,702)	130,332

Cash, beginning of period	1,232,514	216,269

Cash, end of period	$958,812	$346,601

Cash paid for Interest	$ 430,541	$ 419,594

See accompanying notes to the financial statements.

Capital Builders Development Properties II

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

June 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

ORGANIZATION

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Capital builders Development Properties II annual report to shareholders on Form 10-K for the year ended December 31, 2000.

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

The Partnership is in the business of real estate development and is not a significant factor in its industry. The Partnerships investment properties are located near major urban areas and, accordingly, compete not only with similar properties in their immediate areas but with hundreds of properties throughout the urban areas. Such competition is primarily on the basis of locations, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar companies, real estate investment trusts and financial institutions) with respect to the purchase and sale of land, primarily on the basis of the prices and terms of such transactions.

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

Income Taxes

The Partnership has no provision for income taxes since all income or losses are reported separately on the individual Partners tax returns.

Revenue Recognition

Rental income is recognized on a straight-line basis over the life of the lease, which may differ from the scheduled rental payments.

Net Loss per Limited Partnership Unit

The net loss per Limited Partnership Unit is computed based on the weighted average number of Units outstanding of 23,030 during the periods ending June 30, 2001 and 2000.

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

NOTE 2 - RELATED PARTY EXPENSE REIMBURSEMENT AND FEE ARRANGEMENT

The Managing General Partner (Capital Builders, Inc.) and the Associate General Partners are entitled to reimbursement of expenses incurred on behalf of the Partnership and certain fees from the Partnership. These fees include: a portion of the sales commissions payable by the Partnership with respect to the sale of the Partnership Units; an acquisition fee of up to 12.5% of gross proceeds from the sale of the Partnership Units; a property management fee up to 6% of gross rental revenues realized by the Partnership with respect to its properties; a subordinated real estate commission of up to 3% of the gross sales price of the properties; and a subordinated 25% share of the Partnerships distributions of cash from sales or refinancing. The property management fee currently being charged is 5% of gross rental revenues collected.

All acquisition fees and expenses, all underwriting commissions, and all offering and organizational expenses which can be paid are limited to 20% of the gross proceeds from sales of Partnership Units provided the Partnership incurs no borrowing to develop its properties. However, these fees may increase to a maximum of 33% of the gross offering proceeds based upon the total acquisition and development costs, including borrowings. Since the formation of the Partnership, 27.5% of these fees were paid to the Partnerships related parties, leaving a remaining maximum of 5.5% ($633,325) of the gross offering proceeds. The ultimate amount of these costs will be determined once the properties are fully developed and leveraged.

The total management fees paid to the Managing General Partner were $65,217 and $57,266 for the six months ended June 30, 2001 and 2000, respectively, while total reimbursement of expenses was $128,569 and $89,756, respectively.

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

In accordance with the Partnership Agreement, the General Partner may hire outside consultants or perform the necessary accounting, reporting and investor service functions internally, and pass through the associated costs. It has been determined by the Managing General Partner that if outside consultants were to perform these functions, the related costs would be substantially higher to the Partnership.

The Managing General Partner will reduce its future participation in proceeds from sales by an amount equal to the loss on the abandonment of option fees in 1988 ($110,000) and interest on the amount at a rate equal to that of the borrowed funds rate as determined by construction or permanent funds utilized by the Partnership.

NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account are as follows:
		June 30,	December 31,
		2001	2000
Land		$4,053,799	$4,053,799
Building and Improvements		9,269,815	9,201,129
Tenant Improvements		1,378,386	1,301,449
Construction in Progress		344,971	- - - - -
Investment property, at cost		15,046,971	14,556,377
Less:	accumulated depreciation
	and amortization	(2,897,260)	(2,648,467)

Investment property, net		$12,149,711	$ 11,907,910

NOTE 4 - NOTES PAYABLE
Notes Payable consist of the following at:	June 30,	December 31,
	2001	2000
A mini-permanent loan of $5,000,000 with a fixed 8.95% interest rate. The loan requires monthly principal and interest payments of $41,789 which is sufficient to amortize the loan over 25 years. The loan is due October 1, 2002. The note is collateralized by a First Deed of Trust on Highlands 80 Phase I land, buildings and improvements.	$4,592,168	$4,636,728

A construction loan of $1,930,000 with a variable interest rate of prime plus 1.5% (8.5% as of June 30, 2001). The loan requires monthly interest only payments, and its due date is June 3, 2002. The Note provides for future draws of $515,820 for tenant improvement construction costs and leasing commissions for future lease-up of Phase II. The note is collateralized by a First Deed of Trust on Highlands 80 Phase II land, buildings and improvements.	1,414,180	1,414,180

A mortgage loan of $4,200,000 with a fixed interest rate of 7.97% and requiring monthly principal and interest payments of $32,333, which is sufficient to amortize the loan over 25 years. The loan is due January 10, 2006. The note is collateralized by a First Deed of Trust on Capital Professional Center's (CPC) land, buildings and improvements.	4,172,926	4,200,000
Total Notes Payable	$10,179,274	$10,250,908

The Partnership is in compliance with all restrictive debt covenants as of June 30, 2001.

Scheduled principal payments during the remainder of 2001, 2002, 2003, 2004, 2005 and thereafter are $73,415, $6,020,904, $64,324, $70,106, 75,904 and $3,874,621, respectively.

NOTE 5 - LEASES

The Partnership leases its properties under long term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the years ended December 31 are as follows:
2001	$2,235,100
2002	1,766,308
2003	1,202,532
2004	690,820
2005	196,151
thereafter	24,696
Total	$6,115,607

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Partnership in estimating its fair value disclosures for financial instruments.

Notes payable

The fair value of the Partnerships Notes Payable are estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Partnership for debt of the same remaining maturities.

The estimated fair values of the Partnerships financial instruments are as follows:

June 30, 2001 December 31, 2000

Carrying Estimated Carrying Estimated

Amount Fair Value Amount Fair Value

Liabilities

Note payable $4,592,168 $4,592,168 $4,636,728 $4,636,728

Note payable $1,414,180 $1,414,180 $1,414,180 $1,414,180

Note payable $4,172,926 $4,172,926 $4,200,000 $4,200,000

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Partnership is involved in litigation arising in the normal course of its business. In the opinion of management, the Partnerships recovery or liability if any, under any pending litigation would not materially affect its financial condition or results of operations.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership commenced operations on May 22, 1986 upon the sale of the minimum number of Limited Partnership Units. The Partnerships initial source of cash was from the sale of Limited Partnership Units. Through the offering of Units, the Partnership raised $11,515,000 (represented by 23,030 Limited Partnership Units). Cash generated from the sale of Limited Partnership Units was used to acquire land and for the development of a mixed use commercial project and a 40% interest in a commercial office project. In May 1997, the remaining 60% interest in the project was acquired.

The Partnership's primary current sources of cash are from cash balances, property rental income and construction financing for Phase II improvements. As of June 30, 2001, the Partnership had $958,812 in cash and $515,820 in available construction loan draws for Highlands 80 Phase II. The Highlands 80 construction loan was extended and now has an expiration date of June 3, 2002. It is the Partnership's investment goal to utilize existing capital resources for continued leasing operations (tenant improvements and leasing commissions) and further development of Highlands 80 Phase III. Both of the Partnership's projects have achieved occupancy and rental rates sufficient to meet its expected current and future debt service obligations.

The Partnership's scheduled principal and interest payments during the remainder of 2001, 2002, 2003, 2004, 2005 and thereafter are $693,464, $6,390,455, $387,996, $387,996, $387,996 and $3,900,355, respectively.

Management began the development of Highlands 80 Phase III (a 27,663 square foot, 2-story full service office building) during the first quarter of 2001. The project's site and shell are estimated to be completed by the fourth quarter of 2001. The total cost for Phase III construction is estimated to be $3,573,000. Of the total cost, the Partnership has already funded $683,000 in land and initial site work. Management estimates the Partnership to fund an additional $500,000 of Phase III project costs from cash reserves. The remaining $2,390,000 will be funded with a new construction loan that has been approved by the existing Phase II lender.

Cash decreased by $273,702 during the six months ended June 30, 2001. This was primarily the result of cash used for improvements to the Partnership's properties. Improvement funds were primarily used for the development of Phase III, the remodel of Capital Professional center and re-tenanting costs for Capital Professional Center and Highlands 80. Additionally, costs were incurred for refurbishing the lobbies of Capital Professional Center's two buildings.

The majority of the $490,595 incurred for improvements to the investment properties were funded by cash provided by operations ($288,527). The remaining $202,068 was funded by cash reserves.

Management anticipates cash provided from operations to continue to improve in future quarters with the additional lease-up of the Highlands 80 Phase II and III. The Partnership's properties' occupancy rates as of June 30, 2001 are 93% for Highlands 80 and 100% for Capital Professional Center.

During the period ended June 30, 2001, the Partnership paid $65,217 in management fees to its Managing General Partner. Management fees are classified on the Statements of Operations as an Operating Expense. These fees would be incurred whether they are charged by the affiliate General Partner or by an outside management company. The General Partner is currently charging 5% of collected revenue.

The Partnership will continue to incur improvement costs as its properties are leased up. The total projected tenant improvement costs expected to be incurred during the entire fiscal year 2001 are estimated to be $300,000. These costs will be funded with construction loan draws.

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

Results of Operations

During the six months ended June 30, 2001 as compared to June 30, 2000, the Partnership's total revenues increased by $165,596 (14.1%), while its expenses increased by $128,535 (10.6%), resulting in a change from a net loss of $34,232 to a net income of $2,829.

The increase in revenue is primarily due to an increase in occupancy for Highlands 80 and rent increases at Capital Professional Center.

Expenses increased for the six months ended June 30, 2001, as compared to June 30, 2000, primarily due to the net effect of:

a) $41,007 (19.85%) increase in operating expenses due to an increase in property management costs associated with the supervision of the development of Highlands 80 Phase III and the remodel of Capital Professional Center. Additionally, operating expenses increased due to higher utility costs;

b) $16,152 (11.1%) increase in repairs and maintenance due to the refurbishment of Capital Professional Center's lobbies and building exteriors;

c) $10,947 (2.6%) increase in interest due to loan costs associated with Capital Professional Center's refinance;

d) $17,946 (20.1%) increase in general and administrative due to an increase in administrative costs associated with additional reporting requirements by the SEC and IRS, an increase in audit fees, and administrative costs associated with the development of Phase III; and

e) $43,207 (15.9%) increase in depreciation due to additional amortized costs for Highlands 80 tenant improvements.

During the second quarter ended June 30, 2001 as compared to June 30, 2000, revenues increased by $99,864 (16.6%) while expenses also increased by $87,716 (15.1%). The increase in revenues is primarily due to an increase in occupancy at Highlands 80. The increase in expenses is primarily due to the net effect of:

a) $37,436 (37.2%) increase in operating expenses due to an increase in property management costs associated with the supervision of the development of Highlands 80 Phase III and the remodel of Capital Professional Center. Additionally, operating expenses increased due to higher utility costs;

b) $32,696 (55%) increase in repairs and maintenance due to the refurbishment of Capital Professional Center's lobbies and building exteriors; and

c) $24,073 (17.7%) increase in depreciation due to additional amortized costs for Highlands 80 tenant improvements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Partnership does not have a material market risk due to financial instruments held by the Partnership. The Partnership's only variable rate instrument consists of a construction loan in the amount of $1,414,180 at June 30, 2001 and December 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned, hereunto dully authorized.

CAPITAL BUILDERS DEVELOPMENT PROPERTIES II

a California Limited Partnership

By: Capital Builders, Inc.

Its Corporate General Partner

Date: August 10, 2001 By:_____________________________________

Michael J. Metzger

President

Date: August 10, 2001 By:_____________________________________

Kenneth L. Buckler

Chief Financial Officer