Form 10-Q
period 2001-09-30
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 2001-11-19
CIK 791452

CONTENT="text/html; charset=windows-1252"> SECCBDP3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities and Exchange Act of 1934

For the Quarter ended September 30, 2001

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
(A California Limited Partnership)

BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2001	2000

ASSETS
Cash and cash equivalents	$498,719	$1,232,514
Accounts receivable, net	283,246	177,630
Investment property, at cost, net
of accumulated depreciation and
Amortization of $3,030,735 and
$2,648,467 at September 30, 2001,
and December 31, 2000, respectively	12,994,794	11,907,910

Lease commissions, net of accumulated amortization of $258,561 and $198,454 at September 30, 2001,
and December 31,2000, respectively	186,882	167,767

Other assets, net of accumulated
amortization of $166,817 and
$115,668 at September 30, 2001 and
December 31, 2000, respectively	120,891	140,547

Total assets	$14,084,532	$13,626,368

LIABILITIES AND PARTNERS' EQUITY
Notes payable	$10,255,180	$10,250,908
Accounts payable and accrued
Liabilities	537,518	30,058
Tenant deposits	126,457	112,289

Total liabilities	10,919,155	10,393,255

Commitments and Contingencies
Partners' Equity:
General partner	(64,177)	(63,500)
Limited partners	3,229,554	3,296,613

Total partners' equity	3,165,377	3,233,113

Total liabilities and partners' equity	$14,084,532	$13,626,368

See accompanying notes to the financial statements.

Capital Builders Development Properties II
(A California Limited Partnership)

STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30,
(unaudited)

	2001			2000
	Three	Nine	Three	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended

Revenues
Rental and other income	$658,454	$1,980,797	$578,908	$1,749,899
Interest income	5,383	26,473	3,565	10,411

Total revenues	663,837	2,007,270	582,473	1,760,310

Expenses
Operating expenses	146,021	393,627	113,962	320,561
Repairs and maintenance	126,578	288,713	86,382	232,365
Property taxes	37,431	114,847	35,800	113,940
Interest	214,465	645,006	217,557	637,151
General and administrative	47,673	154,913	45,295	134,589
Depreciation and
amortization	162,234	477,900	148,495	420,847

Total expenses	734,402	2,075,006	647,491	1,859,453

Net Loss	(70,565)	(67,736)	(65,018)	(99,143)

Allocated to general partner	(706)	(677)	(650)	(991)

Allocated to limited partners	($69,859)	($67,059)	($64,368)	($98,152)

Net loss per limited
partnership unit	($3.03)	($2.91)	($2.79)	($4.26)

Average units outstanding	23,030	23,030	23,030	23,030

See accompanying notes to the financial statements.

Capital Builders Development Properties II
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(unaudited)

	2001	2000

Cash flows from operating activities:
Net loss	($67,736)	($99,143)
Adjustments to reconcile net
loss to cash flow
provided by operating activities:
Depreciation and amortization	477,900	420,847
Changes in assets and liabilities:
Increase in accounts receivable	(105,616)	(5,136)
Increase in leasing commissions	(79,222)	(54,209)
Decrease in other assets	9,866	1,938
Increase in accounts payable
and accrued liabilities	161,572	45,413
Increase/(Decrease) in tenant deposits	14,168	(691)

Net cash provided by
operating activities	410,932	309,019

Cash flows from investing activities:
Improvements to investment properties	(1,123,264)	(127,982)

Net cash used in
investing activities	(1,123,264)	(127,982)

Cash flows from financing activities:
Proceeds from issuance of debt	112,774	124,399
Payments of debt	(108,502)	(100,329)
Payment of loan fees	(25,735)	(45,625)

Net cash used in
financing activities	(21,463)	(21,555)

Net (decrease)/increase in cash	(733,795)	159,482

Cash, beginning of period	1,232,514	216,269

Cash, end of period	$498,719	$375,751

Cash paid for Interest	$ 645,006	$ 637,151

Non-cash investing activites:
Capital Improvements financed through accounts payable and accrued liabilities	$ 345,888	$ - - -

See accompanying notes to the financial statements.

Capital Builders Development Properties II

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

September 30, 2001

(unaudited)

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

Net Loss per Limited Partnership Unit

The net loss per Limited Partnership Unit is computed based on the weighted average number of Units outstanding of 23,030 during the periods ending September 30, 2001 and 2000.

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

The total management fees paid to the Managing General Partner were $98,328 and $86,405 for the nine months ended September 30, 2001 and 2000, respectively, while total reimbursement of expenses was $199,575 and $172,333, respectively.

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

NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account are as follows:
		September 30,	December 31,
		2001	2000
Land		$ 4,053,799	$ 4,053,799
Building and Improvements		9,251,744	9,201,129
Tenant Improvements		1,607,167	1,301,449
Construction in Progress		1,112,819	- - - - -
Investment property, at cost		16,025,529	14,556,377
Less:	Accumulated depreciation
	and amortization	(3,030,735)	(2,648,467)

Investment property, net		$ 12,994,794	$ 11,907,910

NOTE 4 - NOTES PAYABLE

Notes Payable consist of the following at:

	September	December
	30, 2001	31, 2000
A mini-permanent loan of $5,000,000 with a fixed 8.95% interest rate. The loan requires monthly principal and interest payments of $41,789 which is sufficient to amortize the loan over 25 years. The loan is due October 1, 2002. The note is collateralized by a First Deed of Trust on Highlands 80 Phase I land, buildings and improvements.	$4,569,246	$4,636,728
A construction loan of $1,930,000 with a variable interest rate of one month LIBOR plus 350 basis points (7% as of September 30, 2001). The loan requires monthly interest only payments and its due date is November 3, 2002. The Note provides for future draws of $403,046 for tenant improvement construction costs and leasing commissions for future lease-up of Phase II. The note is collateralized by a First Deed of Trust on Highlands 80 Phase II land, buildings and improvements.	1,526,954	1,414,180
A mortgage loan of $4,200,000 with a fixed interest rate of 7.97% and requiring monthly principal and interest payments of $32,333, which is sufficient to amortize the loan over 25 years. The loan is due January 10, 2006. The note is collateralized by a First Deed of Trust on Capital Professional Center's (CPC) land, buildings and improvements.	4,158,980	4,200,000
Total Notes Payable	$10,255,180	$10,250,908

The Partnership is in compliance with all restrictive debt covenants as of September 30, 2001.

Scheduled principal payments during the remainder of 2001, 2002, 2003, 2004, 2005 and thereafter are $36,547, $6,133,678, $64,324, $70,106, 75,904 and $3,874,621, respectively.

NOTE 5 - LEASES

The Partnership leases its properties under long term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the years ending December 31 are as follows:
2001	$ 2,340,623
2002	2,012,373
2003	1,395,360
2004	802,240
2005	196,151
thereafter	24,696
Total	$ 6,771,443

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

The estimated fair values of the Partnership's financial instruments are as follows:

September 30, 2001 December 31, 2000

Carrying Estimated Carrying Estimated

Amount Fair Value Amount Fair Value

Liabilities

Note payable $4,569,246 $4,569,246 $4,636,728 $4,636,728

Note payable $1,526,954 $1,526,954 $1,414,180 $1,414,180

Note payable $4,158,980 $4,158,980 $4,200,000 $4,200,000

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

The Partnership's primary current sources of cash are from cash balances, property rental income and construction financing for Phase II improvements. As of September 30, 2001, the Partnership had $498,719 in cash and $403,046 in available construction loan draws for Highlands 80 Phase II. The Highlands 80 construction loan was restructured and now has an expiration date of November 3, 2002 and a lower interest rate (one month LIBOR plus 350 basis points). During the month of September 2001, Management was not only successful in restructuring its Phase II construction loan but also in obtaining a $2,390,000 Phase III construction loan. The terms of this loan also consist of a variable interest rate of one month LIBOR plus 350 basis points, and has a November 3, 2002 due date. As of September 30, 2001, there have been no draws taken on this loan.

It is the Partnership's investment goal to utilize existing capital resources for continued leasing operations (tenant improvements and leasing commissions) and further development of Highlands 80 Phase III. Both of the Partnership's projects have achieved occupancy and rental rates sufficient to meet its expected current and future debt service obligations.

Management began the development of Highlands 80 Phase III (a 27,663 square foot, 2-story full service office building) during the first quarter of 2001. The project's site and shell are estimated to be completed by the fourth quarter of 2001. The total cost for Phase III construction is estimated to be $3,573,000. Of the total cost, $1,112,819 had been incurred as of September 30, 2001. The Partnership will fund the remaining costs with the new $2,390,000 construction loan and existing cash reserves.

Cash decreased by $733,795 during the nine months ended September 30, 2001. This was primarily the result of cash used for improvements to the Partnership's properties. Improvement funds were primarily used for the development of Phase III, the remodel of Capital Professional center and re-tenanting costs for Capital Professional Center and Highlands 80. Additionally, costs were incurred for refurbishing the lobbies of Capital Professional Center's two buildings.

The total of $1,469,152 incurred for improvements to the investment properties were funded by accounts payable ($345,888), cash provided by operations ($410,932) and cash reserves ($712,332).

Management anticipates cash provided from operations to continue to improve in future quarters with the additional lease-up of the Highlands 80 Phase II and III. The Partnership's properties' occupancy rates as of September 30, 2001 are 96% for Highlands 80 and 100% for Capital Professional Center.

During the period ended September 30, 2001, the Partnership paid $98,328 in management fees to its Managing General Partner. Management fees are classified on the Statements of Operations as an Operating Expense. These fees would be incurred whether they are charged by the affiliate General Partner or by an outside management company. The General Partner is currently charging 5% of collected revenue.

The Partnership will continue to incur improvement costs as its properties are leased up. The total projected tenant improvement costs expected to be incurred during the remainder of fiscal year 2001 are estimated to be $72,000. These costs will be funded with construction loan draws.

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

Results of Operations

During the nine months ended September 30, 2001 as compared to September 30, 2000, the Partnership's total revenues increased by $246,960 (14%), while its expenses increased by $215,553 (11.6%), resulting in a change in net loss of $67,736 from $99,143.

The increase in revenue is primarily due to an increase in occupancy for Highlands 80 and rent increases at Capital Professional Center.

Expenses increased for the nine months ended September 30, 2001, as compared to September 30, 2000, primarily due to the net effect of:

a) $73,066 (22.8%) increase in operating expenses due to an increase in property management salaries related to an increase in occupancy at Highlands 80, supervision costs for the refurbishing of Capital Professional Center's lobbies, and general wage increases ($41,477); an increase in property management fees due to increases in Highlands 80 occupancy and in rental rates at both H80 and CPC ($11,923); an increase in general liability insurance costs ($13,146); and an increase in utility costs ($6,182);

b) $56,348 (24.2%) increase in repairs and maintenance due to the refurbishment of Capital Professional Center's lobbies and building exteriors, plus the recarpeting and repainting of various suites at H80 and CPC;

c) $7,855 (1.2%) increase in interest due to an increase in loan proceeds taken when Capital Professional Center was refinanced;

d) $20,324 (15.1%) increase in general and administrative due to an increase in administrative costs associated with additional reporting requirements by the SEC and IRS, an increase in audit fees, and administrative costs associated with the development of Phase III; and

e) $57,053 (13.6%) increase in depreciation due to additional amortized costs for Highlands 80 tenant improvements.

During the third quarter ended September 30, 2001 as compared to September 30, 2000, revenues increased by $81,364 (14%) while expenses increased by $86,909 (13.4%). The increase in revenues is primarily due to an increase in occupancy at Highlands 80. The increase in expenses is primarily due to the net effect of:

a) $32,059 (28.1%) increase in operating expenses due to the same increases discussed in a) above;

b) $40,196 (46.5%) increase in repairs and maintenance due to the recarpeting and repainting of various interior suites at H80 and CPC; and

c) $13,739 (9.3%) increase in depreciation due to additional amortized costs for Highlands 80 tenant improvements.

The Partnership also has gone from a net income position of $2,829 for the six months ended June 30, 2001 to a net loss position of $67,736 for the nine months ended September 30, 2001, primarily due to the increase in repairs and maintenance expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Partnership does not have a material market risk due to financial instruments held by the Partnership. The Partnership's only variable rate instrument consists of a construction loan in the amount of $1,526,954 at September 30, 2001 and $1,414,180 at December 31, 2000. The Partnership also obtained a new $2,390,000 variable rate construction loan. As of September 30, 2001, there was no outstanding balance on this construction loan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned, hereunto dully authorized.

CAPITAL BUILDERS DEVELOPMENT PROPERTIES II

a California Limited Partnership

By: Capital Builders, Inc.

Its Corporate General Partner

Date: November 9, 2001 By:____________________________________

Michael J. Metzger

President

Date: November 9, 2001 By:____________________________________

Kenneth L. Buckler

Chief Financial Officer