Form 10-K
period 2001-12-31
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 2002-04-03
CIK 791452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d)

of the Securities and Exchange Act of 1934

For the fiscal year ended: December 31, 2001

Commission File Number: 33-4682

CAPITAL BUILDERS DEVELOPMENT PROPERTIES II,

A CALIFORNIA LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)

77-0111643 (I.R.S. Employer Identification No.)

1130 Iron Point Road, Suite 170, Folsom, California 95630

(Address of principal executive offices) Zip Code

Registrant's telephone number, including area code:

(916) 353-0500

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

As of December 31, 2001 the aggregate Limited Partnership Units held by nonaffiliates of the registrant was 23,030. There is no market for the Units.

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

(c) Narrative Description of the Business

The Partnership's business objective is to complete the development of its existing land with light industrial and office buildings for lease and eventual sale. The primary investment objective of the Partnership is to realize capital appreciation from the sale of the Properties developed by it some three to five years after such Properties have been placed in service. A secondary investment objective is to generate cash from the leasing of Partnership Properties pending their sale for distribution to the Limited Partners, although it is not presently anticipated that the amount of such cash available for distribution to the Limited Partners will be significant. Since the Partnership has not sold its investment properties, it has not achieved its investment goals as yet. Although investor returns cannot be accurately determined until the investment properties are sold, due to the additional time required to lease up the investment properties, the decline in real estate values during the recession of the early 90's, and although the real estate market has shown recovery from that recession, it is anticipated that ultimate returns will be less than initially projected. Funds obtained by the Partnership from the sale of Limited Partnership Units were used to acquire equity interest in one piece of land for development and a 40% equity interest in another for development in accordance with its investment objective.

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

ITEM 2. PROPERTIES

The Partnership owns 100% equity interest in two properties, Highlands 80 Commerce Center ("H80") and Capital Professional Center ("CPC"). H80 is a three phase development. Phase I is a 109,083 square foot office/industrial project consisting of five multi-tenant buildings. Phase II consists of approximately 45,777 square feet of two, one-story light industrial/office space buildings and Phase III will consist of one, 27,664 square foot, two-story office building. Phase III's building is scheduled to be completed and placed into service during the first quarter of 2002. There are currently no leases signed for this building's space.

CPC is a 40,465 square foot office project consisting of two multi-tenant buildings which are completely developed and have achieved a stabilized occupancy.

Additional information about the individual properties follows:
		H80	CPC
Ownership Percentage:		100%	100%
Acquisition Date:		April 30, 1987	Apr 10, 1987 - 40% Ownership
			May 1, 1997 - 60% Ownership

Location:		North Highlands, California	Roseville, California

Present Monthly
Effective Average
Base Rent Per Square Foot:		$1.03	$1.77

Square Footage Mix:
Office		21,967	40,465
Industrial		132,893

Leased Occupancy at December 31:
	2001	84%	100%
	2000	83%	100%
	1999	80%	100%
	1998	68%	91%
	1997	75%	100%

Current Year Depreciation:		$417,056	$97,824

Method of Depreciation:		Straight Line	Straight Line

Depreciation Life:		40 Years	40 Years
		Bldg. Improvements	Bldg. Improvements
		Life of Lease	Life of Lease
		Tenant Improvements	Tenant Improvements

Total cost:		$12,342,399	$4,742,539

Encumbrances:		$7,182,351	$4,144,755

Tenants occupying more than 10% of square footage and nature of business:		Netswork, Inc.	Coldwell Banker (Residential Real Estate Brokerage),
			First American Title Ins. Co.,
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

As of December 31, 2001, there were 1,546 holders and 23,030 Limited Partnership Units outstanding.

ITEM 6. SELECTED FINANCIAL DATA

The following constitutes a summary of selected financial data for the following periods (000's omitted except net loss per Limited Partnership Unit):
	2001	2000	1999	1998	1997
Revenues	$2,678	$2,414	$2,145	$1,985	$1,728
Net Loss	($74)	($102)	($247)	($323)	($217)
Net Loss per Limited Partnership Unit	($3.19)	($4.37)	($10.63)	($13.90)	($9.33)
Total Assets	$14,983	$13,626	$12,808	$12,799	$13,077
Notes and Loans Payable	$11,327	$10,251	$9,313	$9,094	$8,950

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

The Partnership's primary current sources of cash are from cash balances, property rental income and construction financing for Phase II and Phase III improvements. As of December 31, 2001, the Partnership had $399,514 in cash and $1,680,016 in available construction loan draws for Highlands 80 Phase II and Phase III. It is the Partnership's investment goal to utilize existing capital resources for continued leasing operations (tenant improvements and leasing commissions) and further development of Highlands 80 Phase III. Both of the Partnership's projects have achieved occupancy and rental rates sufficient to meet its expected current and future debt service obligations.

The Partnership's scheduled principal and interest payments during 2002, 2003, 2004, 2005 and 2006 are $7,315,624, $1,169,460, $387,996, $387,996 and $3,900,355, respectively. The scheduled interest payments assume fixed rates of interest of 8.95% and 7.97% for fixed rate debt and a variable interest rate of 5.4% (effective as of December 31, 2001) for a variable rate debt.

During the year ended December 31, 2001, the Partnership expended $2,227,743 on improvements for both its properties. These improvements consisted of the construction of Highlands 80 Phase III (a 27,663 sq. foot office building), lobby and common area upgrades at Capital Professional Center, and tenant improvements for both of the Partnership's properties. The Partnership funded these improvements with $833,000 of cash reserves, $1,225,804 from construction loan proceeds, and $168,939 from cash from operations. The Partnership's remaining cash provided from operations ($175,341) was utilized to pay scheduled principal payments on its permanent loans and loan fees incurred to extend loans.

The Partnership will continue to incur improvement costs as the Phase III building is completed and as Highlands 80 is leased up. The total projected building and tenant improvement costs expected to be incurred during 2002 are estimated to be $1,680,000. These costs will be funded with construction loan draws.

Management anticipates cash provided from operations to continue to improve in future quarters with the additional lease-up of the Highlands 80 Phase III. The Partnership's properties' occupancy rates as of December 31, 2001 are 84% for Highlands 80 and 100% for Capital Professional Center.

During the year ended December 31, 2001, the Partnership paid $131,105 in management fees to its Managing General Partner. Management fees are classified on the Statements of Operations as an Operating Expense. The General Partner is currently charging 5% of collected revenue.

The Partnership's ability to maintain or improve cash flow is dependent upon its ability to maintain and improve the occupancy of its investment properties. Management believes the Partnership's financial resources should be adequate to meet 2002's obligations and no adverse change in liquidity is foreseen. The Partnership's properties' current market values are in excess of its total liabilities.

The Partnership's Highlands 80 Phase I mini-permanent and Phase II construction loans will become due during the fourth quarter of 2002. The properties secured by these loans currently have sufficient value and cash flow to either refinance on a short term or long-term basis. Management is currently evaluating strategies regarding the possible refinance or sale of these properties. Although no refinancing agreement has been executed, Partnership Management is currently discussing refinance options with their current lender and Partnership Management is confident that the debt will be refinanced as the property's cash flows and occupancy rates support such refinancing. Partnership Management has historically been successful in refinancing loan obligations if required.

Critical Accounting Policies and Estimates

The Partnership's discussion and analysis of its financial condition and results of operations are based upon the Partnership's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires Partnership Management to make estimates and judgments that effect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Partnership Management evaluates its estimates, including those related to long lived assets, accounts receivable, deferred revenue, and contingencies and litigation. Additionally, on an on-going basis Partnership Management also evaluates the debt obligations of the Partnership and evaluates the Partnership's ability to satisfy these obligations. Partnership Management bases its estimates on current information, historical experience and or various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recognition of revenue that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Partnership believes the following critical accounting policy affects its more significant judgments and estimates used in the preparation of its financial statements:

Valuation of Investment Property (Long-Lived Assets):

Investment property is evaluated for impairment on a continual basis based on the property's occupancy levels, annual cash flows, and projected cash flows based on the rental market and other factors including prospective new tenants.

Debt Obligations:

Partnership management also believes that the evaluation of the Partnership's debt obligations and the Partnership's ability to satisfy these obligations is critical in the preparation of its financial statements.

Partnership Management evaluates the debt obligations of the Partnership continually and determines the Partnership's ability to satisfy debt obligations through either refinancing, repayment, or various other strategic methods including potential sale of the property.

Results of Operations

2001 vs 2000

During the year ended December 31, 2001 as compared to December 31, 2000, the Partnership's total revenues increased by $263,942 (10.9%), while its expenses increased by $236,562 (9.4%), resulting in a change in net loss to $74,284 from $101,664.

The increase in revenue is primarily due to an increase in occupancy for Highlands 80 during the year and rent increases at Capital Professional Center. Highlands 80 maintained an average occupancy of 90% during 2001, but during the fourth quarter lost a 9,900 square foot tenant, bringing its year-end occupancy down to 84%.

Expenses increased for the year ended December 31, 2001, as compared to December 31, 2000, primarily due to the net effect of:

a) $79,722 (18.2%) increase in operating expenses due to an increase in property management salaries related to an increase in occupancy at Highlands 80, supervision costs for the refurbishing of Capital Professional Center's lobbies, and general wage increases ($47,850); an increase in property management fees due to increases in Highlands 80 occupancy and in rental rates at both H80 and CPC ($15,470); an increase in general liability insurance costs ($8,732); and an increase in utility costs ($7,670);

b) $106,296 (33.9%) increase in non-capitalized repairs and maintenance due to the refurbishment of Capital Professional Center's lobbies and building exteriors, plus minor repairs for suite turnovers at various H80 and CPC suites;

c) $40,891 (4.8%) decrease in interest due to large interest rate drops on Highlands 80's variable interest rate loans;

d) $20,597 (11.4%) increase in general and administrative due to an increase in administrative costs associated with additional reporting requirements by the SEC and IRS, an increase in audit fees, and administrative costs associated with the development of Phase III; and

e) $69,279 (12%) increase in depreciation due to additional amortized costs for Highlands 80 tenant improvements.

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

ITEM 7a. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Partnership does not have a material market risk due to financial instruments held by the Partnership. The Partnership's only variable rate instrument consists of two construction loans in the amounts of $1,863,759 and 776,225 at December 31, 2001 and $1,414,180 and -0- at December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page Number
INDEPENDENT AUDITORS' REPORT	11

FINANCIAL STATEMENTS
BALANCE SHEETS AS OF DECEMBER 31, 2001 AND 2000	12

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999	13

STATEMENTS OF PARTNERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999	14

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999	15

NOTES TO FINANCIAL STATEMENTS	16-23

SUPPLEMENTAL SCHEDULES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION	28

Financial schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in this report.

Independent Auditors' Report

The Partners

Capital Builders Development Properties II:

We have audited the accompanying balance sheets of Capital Builders Development Properties II, a California Limited Partnership, as of December 31, 2001 and 2000, and the related statements of operations, partners' equity and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Builders Development Properties II as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Sacramento, California KPMG LLP

February 1, 2002

PART 1 - FINANCIAL INFORMATION
Capital Builders Development Properties II
(A California Limited Partnership)

BALANCE SHEETS

	December 31,	December 31,
	2001	2000

ASSETS
Cash	$399,514	$1,232,514
Accounts receivable, net	290,857	177,630
Investment property, at cost, net of accumulated depreciation of $3,149,455
and $2,648,467 at December 31, 2001 and 2000, respectively	13,935,483	11,907,910

Lease commissions, net of accumulated amortization of $240,236 and $198,454 at
December 31, 2001 and 2000, respectively	240,294	167,767

Other assets, net of accumulated
Amortization of $141,852 and $115,668 at
December 31, 2001 and 2000, respectively	116,659	140,547

Total assets	$14,982,807	$13,626,368

LIABILITIES AND PARTNERS' EQUITY
Notes payable	$11,327,106	$10,250,908
Accounts payable and accrued liabilities	356,871	30,058
Tenant deposits	140,001	112,289

Total liabilities	11,823,978	10,393,255

Commitments and contingencies
Partners' Equity:
General Partners	(64,243)	(63,500)
Limited Partners	3,223,072	3,296,613

Total Partners' equity	3,158,829	3,233,113

Total liabilities and Partners' equity	$14,982,807	$13,626,368

See accompanying notes to the financial statements.

Capital Builders Development Properties II
(A California Limited Partnership)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,

	2001	2000	1999

Revenues
Rental and other income	$2,648,296	$2,398,711	$2,134,714
Interest income	29,289	14,932	10,653

Total revenues	2,677,585	2,413,643	2,145,367

Expenses
Operating expenses	517,353	437,631	422,170
Repairs and maintenance	419,622	313,326	298,646
Property taxes	158,245	156,686	144,896
Interest	806,991	847,882	802,904
General and administrative	202,006	181,409	177,372
Depreciation and amortization	647,652	578,373	546,629

Total expenses	2,751,869	2,515,307	2,392,617

Net loss	(74,284)	(101,664)	(247,250)

Allocated to General Partners	(743)	(1,017)	(2,473)

Allocated to Limited Partners	($73,541)	($100,647)	($244,777)

Net loss per Limited Partnership Unit	($3.19)	($4.37)	($10.63)

Average Units outstanding	23,030	23,030	23,030

See accompanying notes to the financial statements.

Capital Builders Development Properties II

(A California Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
	General Partners	Limited Partners	Total Partners' Equity
Balance at December 31, 1998	($60,010)	$3,642,037	$3,582,027
Net Loss	(2,473)	(244,777)	(247,250)
Balance at December 31, 1999	(62,483)	3,397,260	3,334,777
Net loss	(1,017)	(100,647)	(101,664)
Balance at December 31, 2000	(63,500)	3,296,613	3,233,113
Net Loss	(743)	(73,541)	(74,284)
Balance at December 31, 2001	($64,243)	$3,223,072	$3,158,829

See accompanying notes to the financial statements.

Capital Builders Development Properties II
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,

	2001	2000	1999

Cash flows from operating activities:
Net loss	($74,284)	($101,664)	($247,250)
Adjustments to reconcile net loss to cash flow provided by operating activities:
Depreciation and amortization	647,652	578,373	546,629
Changes in operating assets and liabilities:
Increase in accounts receivable	(113,227)	(33,047)	(13,708)
Increase in leasing commissions	(155,693)	(71,905)	(86,307)
Decrease (Increase) in other assets	17	1,260	(33,064)
Increase (Decrease) in accounts payable and
accrued liabilities	12,103	(15,987)	17,443
Increase (Decrease) in tenant deposits	27,712	(2,324)	19,520

Net cash provided by operating activities	344,280	354,706	203,263

Cash flows from investing activities:
Improvements to investment properties	(2,227,743)	(159,561)	(494,303)

Net cash used in investing activities	(2,227,743)	(159,561)	(494,303)

Cash flows from financing activities:
Proceeds from issuance of debt	1,225,804	1,074,407	352,123
Payments of debt	(149,606)	(136,433)	(132,706)
Payments of loan fees	(25,735)	(116,874)	- - - - -

Net cash provided by financing activities	1,050,463	821,100	219,417

Net (decrease) increase in cash	(833,000)	1,016,245	(71,623)

Cash, beginning of year	1,232,514	216,269	287,892

Cash, end of year	$399,514	$1,232,514	$216,269

Cash paid for Interest, net of interest capitalized	$806,991	$847,882	$802,904

Non cash financing activity:
Refinance of mini-permanent
loan with mortgage loan	- - - - -	$3,249,992	- - - - -

Non cash investing activit:
Capital improvements financed through accounts payable
and accrued liabilities	$314,710	- - - - -	- - - - -

See accompanying notes to the financial statements.

Capital Builders Development Properties II

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000 AND 1999

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

Net Loss per Limited Partnership Unit

The net loss per Limited Partnership Unit is computed based on the weighted average number of Units outstanding of 23,030 during the years ending December 31, 2001 , 2000 and 1999.

Statement of Cash Flows

For purposes of the statement of cash flows, the Partnership considers all short-term investments with a maturity, at date of purchase, of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements requires Partnership Management to make estimates and judgments that effect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Partnership Management evaluates its estimates, including those related to long lived assets, accounts receivable, and contingencies and litigation. Partnership Management bases its estimates on current information, historical experience and or various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recognition of revenue that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The total management fees paid to the Managing General Partner were $131,105, $115,635 and $104,642 for the years ended December 31, 2001, 2000 and 1999, respectively, while total reimbursement of expenses was $270,706, $226,652 and $194,584 respectively.

Management fees are classified on the Statements of Operations as an Operating Expense. Reimbursement of expenses are primarily for investor services, preparation of SEC filings, audit coordination and other Partnership management functions. Expense reimbursements are classified as General and Administrative expenses on the Statement of Operations.

In accordance with the Partnership Agreement, the General Partner may hire outside consultants or perform the necessary accounting, reporting and investor service functions internally, and pass through the associated costs. It has been determined by the General Partner that if outside consultants were to perform these functions, the related costs would be substantially higher to the Partnership.

The Managing General Partner will reduce its future participation in proceeds from sales by an amount equal to the loss on the abandonment of option fees in 1988 ($110,000) and interest on the amount at a rate equal to that of the borrowed funds rate as determined by construction or permanent funds utilized by the Partnership.

NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account at December 31, are as follows:
		2001	2000
Land		$4,053,799	$4,053,799
Building and Improvements		9,256,574	9,201,129
Tenant Improvements		1,772,746	1,301,449
Construction in Progress		2,001,819	- - - - -
Investment property, at cost		17,084,938	14,556,377
Less:	accumulated depreciation and amortization	(3,149,455)	(2,648,467)
Investment property, net		$13,935,483	$11,907,910

During the year ended December 31, 2001, loan fees and interest of $106,914 have been capitalized for the Highlands 80 Phase III construction.

NOTE 4 - NOTES PAYABLE

Notes Payable consist of the following at December 31,:

	2001	2000
A mini-permanent loan of $5,000,000 with a fixed 8.95% interest rate. The loan requires monthly principal and interest payments of $41,789 which is sufficient to amortize the loan over 25 years. The loan is due October 1, 2002. The note is collateralized by a First Deed Of Trust on Highlands 80 Phase I land, buildings and improvements.	$4,542,367	$4,636,728
A construction loan of $1,930,000 with a variable interest rate of one month LIBOR plus 350 basis points (5.4% as of December 31, 2001). The loan requires monthly interest only payments and its due date is now November 3, 2002. The Note provides for future draws of $66,241 for tenant improvement construction costs and leasing commissions for future lease-up of Phase II. The note is collateralized by a First Deed of Trust on Highlands 80 Phase II land, buildings and improvements.	1,863,759	1,414,180
A construction loan of $2,390,000 with a variable interest rate of one month LIBOR plus 350 basis points (5.4% as of December 31, 2001). The loan requires monthly interest only payments and is due February 13, 2003. The Note provides for future draws of $1,613,775 for the completion of the Phase III building, tenant improvements and lease commissions. The Note is collateralized by a First Deed of Trust on Highlands 80 Phase III land, buildings and improvements, and is cross collateralized by Highlands 80 Phase I and Phase II improvements.	776,225	- - - - -
A mortgage loan of $4,200,000 with a fixed interest rate of 7.97% and requiring monthly principal and interest payments of $32,333, which is sufficient to amortize the loan over 25 years. The loan is due January 10, 2006. The note is collateralized by a First Deed Of Trust on Capital Professional Center's (CPC) land, buildings and improvements.	4,144,755	4,200,000
Total Notes Payable	$11,327,106	$10,250,908

The Partnership is in compliance with all restrictive debt covenants as of December 31, 2001.

Scheduled principal payments during 2002, 2003, 2004, 2005, 2006 and thereafter are $6,465,926, $840,549, $70,106, 75,904 and $3,874,621, respectively.

The Partnership's Highlands 80 Phase I mini-permanent and Phase II construction loans will become due during the fourth quarter of 2002. The properties secured by these loans currently have sufficient value and cash flow to either refinance on a short term or long-term basis. Management is currently evaluating strategies regarding the possible refinance or sale of these properties. Although no refinancing agreement has been executed, Partnership Management is currently discussing refinance options with their current lender and Partnership Management is confident that the debt will be refinanced as the property's cash flows and occupancy rates support such refinancing. Partnership Management has historically been successful in refinancing loan obligations if required.

NOTE 5 - LEASES

The Partnership leases its properties under long term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the years ended December 31 are as follows:
2002	2,413,026
2003	1,753,850
2004	1,100,319
2005	432,454
2006	225,243
Total	$ 5,924,892

NOTE 6 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
YEAR 2001	March 31	June 30	September 30	December 31

Revenues	$641,635	$701,798	$663,837	$670,315

Net (loss)/income	($29,758)	$32,587	($69,859)	($7,254)

Net (loss)/income per limited partnership unit	($1.28)	$1.40	($3.03)	($0.28)

YEAR 2000	March 31	June 30	September 30	December 31

Revenues	$575,903	$601,934	$582,473	$653,333

Net (loss)/income	($54,671)	$20,439	($65,018)	($2,414)

Net (loss)/income per limited partnership unit	($2.35)	$0.88	($2.80)	($0.10)

NOTE 7 - RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

A reconciliation of the net loss as reflected on the accompanying Statements of Operations to that reflected on the Federal income tax return for the years ended December 31 is as follows:

	2001	2000	1999

Net loss - Statements of Operations	($74,284)	($101,664)	($247,250)

Adjustments
Resulting from:
Difference in depreciation and amortization	141,516	5,276	90,987

Net income (loss) - tax return	$67,232	($96,388)	($156,263)

Partners' equity - Statements of Partners' Equity	$3,158,829	$3,233,113	$3,334,777

Increases
resulting from:
Difference in depreciation and amortization and Valuation allowance	3,110,328	2,968,812	2,963,536

Selling expenses for Partnership units	1,713,666	1,713,666	1,713,666

Partners' equity - tax return	$7,982,823	$7,915,591	$8,011,979

Taxable income (loss) per Limited Partnership unit after giving effect to the taxable income or (loss) allocated to the General Partner	$2.89	($4.14)	($6.72)

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

The estimated fair values of the Partnership's financial instruments are as follows:
	December 31, 2001		December 31, 2000

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Liabilities
Note payable	$4,542,367	$4,542,367	$4,636,728	$4,636,728
Note payable	$1,863,759	$1,863,759	$1,414,180	$1,414,180
Note payable	$ 776,225	$ 776,225	- - - - -	- - - - -
Note payable	$4,144,755	$4,144,755	$4,200,000	$4,200,000

NOTE 9 - ACCOUNTING FOR DERIVATIVE INVESTMENTS AND HEDGING ACTIVITIES

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 as amended is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Partnership adopted SFAS No. 133, as amended on January 1, 2001, and the adoption did not have a material impact on the financial statements due to the Partnership's inability to invest in such instruments as stated in the Partnership agreement.

NOTE 10 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 141, Business Combinations, (SFAS No. 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 does not apply to the Partnership as no business combinations have or will be performed within the Partnership. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimated useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption. SFAS No. 142 is effective January 1, 2002.

The Partnership has not recorded goodwill or intangible assets with indefinite useful lives and thus Management expects that the adoption of SFAS No. 142 will not have an impact on the Partnership's financial statements. The Partnership has recorded intangible assets with estimated useful lives , primarily loan fees and leasing commissions, and will apply SFAS No. 142 and SFAS No.144 effective January 1, 2002. Management expects the adoption of these accounting standards will have no impact to the Partnership's financial statements.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). This statement requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. SFAS No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset, i.e., the associated asset retirement costs, and to depreciate that cost over the life of the asset. The liability is increased at the end of each period to reflect the passage of time, i.e., accretion expense, and changes in the estimated future cash flows underlying the initial fair value measurement. The Partnership is required to adopt SFAS No. 143 on January 1, 2003. This statement is not expected to have a material impact on the Partnership's financial reporting and related disclosures.

In August, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lives assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company is required to adopt SFAS No. 144 on January 1, 2002. Partnership Management expects the adoption of SFAS No. 144 will not have an impact on the Partnership's financial statements.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

The officers, directors, and key personnel of CB are as follows:

Name Office

Michael J. Metzger President and Director

Mark J. Leggio Director

Ellen Wilcox Director

Michael J. Metzger: Mr. Metzger is responsible for the general management of CB. Mr. Metzger assumed responsibility for the management of CB in December 1986. He was formerly the Executive Vice President of The Elder-Nelson Company (EN) and its subsidiary, the Elder-Nelson Equities Corporation - affiliated companies which provided underwriting and administrative services to CB. Prior to joining EN in 1977, Mr. Metzger was Partner/General Manager for two years in his family's real estate contracting, development and syndication business. Mr. Metzger has also had five years of experience in manufacturing management and served as an Army Officer for four years. Mr. Metzger holds a B.S. degree in Business and Industrial Management and a California Real Estate Broker's License.

Ellen Wilcox: Ellen Wilcox is a Registered Investment Advisor and the former Owner/Manager of Wilcox Financial Services. She is licensed in General Securities and Insurance through Linsco/Private Ledger, an NASD Registered Broker/Dealer. As an Investment Advisor and Broker, Ms. Wilcox provides a full range of investment products and services to individuals and small business owners. She has been actively providing such services since 1986. Ms. Wilcox teaches classes on retirement planning, investment strategies, and basic money management. She is a popular speaker and lecturer on financial topics, has authored many published articles, and has appeared on several radio shows.

Mark J. Leggio: Mark Leggio is the Owner of Mark J. Leggio, CPA. He provides tax accounting and business consultation services to a wide variety of small and mid-size businesses. From 1978 to 1995 he worked for KPMG LLP and was a partner when he left. Mr. Leggio holds a Bachelor of Science degree in Accounting from the University of Southern California, where he graduated cum laude.

Andrew Gianulias: Andrew Gianulias is a Real Estate Investor, specializing in development and investment of commercial/retail real estate. Mr. Gianulias also has a background as a real estate attorney and received his Juris Doctor from the University of California School of Law, Berkeley. He has been a member of the State Bar of California for over 37 years and a member of the International Conference of Shopping Centers (ICSC) for two years. Mr. Gianulias is also a licensed Real Estate Broker.

ITEM 11. EXECUTIVE COMPENSATION

The Partnership does not have any officers or employees and, therefore, does not pay compensation to such persons. The Partnership's business is conducted by the Managing General Partner which is entitled under Article IV of the Partnership Agreement to receive underwriting commissions, acquisition fees, property management fees, subordinated real estate commission, share of distribution and an interest in the Partnership. The Managing General Partner's fees totaled $131,105 in 2001, consisting entirely of property management fees which are calculated as 5% of gross rental revenues collected.

In addition to the fees described above, the General Partner is entitled to reimbursement for out of pocket expenses incurred on behalf of the Partnership. Such expenses aggregated $270,706 in 2001.

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

During the year ended December 31, 2001, the Managing General Partner and/or its affiliate received $270,706 for reimbursement of administrative services and $131,105 for property management and administrative fees.

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

The Partnership has not sent an annual report or proxy statements to the Limited Partners and does not intend to send a proxy statement to the Limited Partners. The Partnership will send the Limited Partners an annual report and will furnish the Commission with copies of the annual report on or before April 30, 2002.

Capital Builders Development Properties II
A California Limited Partnership and Subsidiary

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2001

Column A	Column B	Column C	Column D

Description	Encumbrances	Initial Cost	Cost Capitalized Subsequent to Acquisition

		Land (1)	Improvements (1)	Carrying Costs

Commercial Office Bldg.
Highlands 80	$7,182,351	$2,115,148	$10,177,026	$50,225

Roseville	4,144,755	986,715	3,666,498	89,326

Commercial Office Bldg.	$11,327,106	$3,101,863	$13,843,524	$139,551

Balance at beginning of period

Additions

Deletions (2)

Balance at end of period

Column A		Column E

Description		Gross Carrying Amount at End of Period

			Buildings &
		Land(1)	Improvements (1)	Total (1)

Commercial Office Bldg.
Highlands 80		$2,622,014	$9,720,385	$12,342,399

Roseville		1,431,785	3,310,754	4,742,539

Commercial Office Bldg.		$4,053,799	$13,031,139	$17,084,938

		Column E Total

		1999	2000	2001

Balance at beginning of period		$14,423,435	$14,917,738	$14,556,377

Additions		494,303	159,561	2,542,453

Deletions (2)		0	(520,922)	(13,892)

Balance at end of period		$14,917,738	$14,556,377	$17,084,938

Column A	Column F	Column G	Column H	Column I

	Accumulated	Date of	Date	Depreciation
Description	Depreciation	Construction	Acquired	Life

Commercial Office Bldg.
Highlands 80	$2,478,040	1987	1987	40 Years (Bldg.)

Roseville	671,415	1987	1987	40 Years (Bldg.)

Commercial Office Bldg.	$3,149,455			Life of Lease
				Tenant Imp.)

		Column F Total

		1999	2000	2001

Balance at beginning of period		$2,280,524	$2,714,863	$2,648,467

Additions		434,339	454,526	514,880

Deletions (2)		0	(520,922)	(13,892)

Balance at end of period		$2,714,863	$2,648,467	$3,149,455

1) Valuation allowance for possible investment loss of $469,000 at December 31, 1995 was charged against the cost basis of the land and building and improvements on a pro rata basis in accordance with the provisions of SFAS No. 121 which was adopted during 1995.

2) Deletions represent the write-off of fully amortized tenant improvement costs.