Form 10-Q
period 2002-03-31
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 2002-05-15
CIK 791452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities and Exchange Act of 1934

For the Quarter ended March 31, 2002

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
(A California Limited Partnership)

BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2002	2001
ASSETS
Cash and cash equivalents	$531,114	$399,514
Accounts receivable, net	247,777	290,857
Investment property, at cost, net
of accumulated depreciation and
amortization of $3,306,294 and
$3,149,455 at March 31, 2002, and
December 31, 2001, respectively	14,002,569	13,935,483

Lease commissions, net of accumulated
amortization of $265,238 and $240,236
at March 31, 2002, and December 31,
2001, respectively	217,335	240,294

Other assets, net of accumulated
amortization of $154,635 and
$141,852 at March 31, 2002 and
December 31, 2001, respectively	100,124	116,659

Total assets	$15,098,919	$14,982,807

LIABILITIES AND PARTNERS' EQUITY
Notes payable	$11,786,246	$11,327,106
Accounts payable and accrued
liabilities	83,205	356,871
Tenant deposits	145,289	140,001

Total liabilities	12,014,740	11,823,978

Commitments and Contingencies
Partners' Equity:
General partner	(64,990)	(64,243)
Limited partners	3,149,169	3,223,072

Total partners' equity	3,084,179	3,158,829

Total liabilities and partners' equity	$15,098,919	$14,982,807

See accompanying notes to the financial statements.

Capital Builders Development Properties II
(A California Limited Partnership)

STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31,
(unaudited)

	2002	2001
Revenues
Rental and other income	$667,159	$630,282
Interest income	1,944	11,353

Total revenues	669,103	641,635
Expenses
Operating expenses	137,438	109,666
Repairs and maintenance	87,351	69,960
Property taxes	40,733	39,519
Interest	206,170	222,910
General and administrative	77,437	73,883
Depreciation and
amortization	194,624	155,455

Total expenses	743,753	671,393

Net loss	(74,650)	(29,758)

Allocated to general partner	(747)	(298)

Allocated to limited partners	($73,903)	($29,460)

Net loss per limited partnership unit	($3.21)	($1.28)

Average units outstanding	23,030	23,030

See accompanying notes to the financial statements.

Capital Builders Development Properties II
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31,
(unaudited)

	2002	2001
Cash flows from operating activities:
Net loss	($74,650)	($29,758)
Adjustments to reconcile net loss
to cash flow provided by
operating activities:
Depreciation and amortization	194,624	155,455
Changes in assets and liabilities
Decrease/(Increase) in accounts receivable	43,080	(16,762)
Increase in leasing commissions	(2,043)	(13,125)
Decrease in other assets	3,752	2,933
Increase in accounts payable
and accrued liabilities	41,044	53,115
Increase in tenant deposits	5,288	3,235

Net cash provided by
operating activities	211,095	155,093

Cash flows from investing activities:
Improvements to investment properties	(538,635)	(142,316)

Net cash used in investing
activities	(538,635)	(142,316)

Cash flows from financing activities:
Proceeds from issuance of debt	497,416	- - -
Payments of debt	(38,276)	(35,435)

Net cash provided by
(used in) financing activities	459,140	(35,435)

Net increase/(decrease) in cash	131,600	(22,658)

Cash, beginning of period	399,514	1,232,514

Cash, end of period	$531,114	$1,209,856

Cash paid for interest	$ 206,170	$ 222,910

See accompanying notes to the financial statements.

Capital Builders Development Properties II

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2002

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

Net Loss per Limited Partnership Unit

The net loss per Limited Partnership Unit is computed based on the weighted average number of Units outstanding of 23,030 during the three months ending March 31, 2002 and 2001.

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

The total management fees paid to the Managing General Partner were $33,136 and $31,952 for the three months ended March 31, 2002 and 2001, respectively, while total reimbursement of expenses was $74,708 and $58,143 respectively.

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

NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account are as follows:

	March 31, 2002	December 31, 2001
Land	$ 4,053,799	$4,053,799
Building and Improvements	11,466,562	9,256,574
Tenant Improvements	1,788,502	1,772,746
Construction in Progress	- - - - -	2,001,819
Investment property, at cost	17,308,863	17,084,938
Less: accumulated depreciation and amortization	(3,306,294)	(3,149,455)
Investment property, net	$14,002,569	$13,935,483

NOTE 4 - NOTES PAYABLE

Notes Payable consist of the following at: March 31, December 31,

	2002	2001
A mini-permanent loan of $5,000,000 with a fixed 8.95% interest rate. The loan requires monthly principal and interest payments of $41,789 which is sufficient to amortize the loan over 25 years. The loan is due October 1, 2002. The note is collateralized by a First Deed Of Trust on Highlands 80 Phase I land, buildings and improvements.	$4,518,602	$4,542,367
A construction loan of $1,930,000 with a variable interest rate of one month LIBOR plus 350 basis points (5.4% as of March 31, 2002). The loan requires monthly interest only payments and its due date is now November 3, 2002. The Note provides for future draws of $39,242 for tenant improvement construction costs and leasing commissions for future lease-up of Phase II. The note is collateralized by a First Deed of Trust on Highlands 80 Phase II land, buildings and improvements.	1,890,758	1,863,759
A construction loan of $2,390,000 with a variable interest rate of one month LIBOR plus 350 basis points (5.4% as of March 31, 2002). The loan requires monthly interest only payments and is due February 13, 2003. The Note provides for future draws of $1,143,358 for the completion of the Phase III building, tenant improvements and lease commissions. The Note is collateralized by a First Deed of Trust on Highlands 80 Phase III land, buildings and improvements, and is cross collateralized by Highlands 80 Phase I and Phase II improvements.	1,246,642	776,225
A mortgage loan of $4,200,000 with a fixed interest rate of 7.97% and requiring monthly principal and interest payments of $32,333, which is sufficient to amortize the loan over 25 years. The loan is due January 10, 2006. The note is collateralized by a First Deed Of Trust on Capital Professional Center's (CPC) land, buildings and improvements.	4,130,244	4,144,755
Total Notes Payable	$11,786,246	$11,327,106

The Partnership is in compliance with all restrictive debt covenants as of March 31, 2002.

Scheduled principal payments during the remainder of 2002 and 2003, 2004, 2005, 2006 and thereafter are $6,454,649, $1,310,966, $70,106, 75,904 and $3,874,621, respectively.

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

NOTE 5 - LEASES

The Partnership leases its properties under long term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the full years ending December 31 are as follows:
2002	2,657,015
2003	2,007,594
2004	1,361,807
2005	699,542
2006	481,963
Total	$ 7,207,921

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

The estimated fair values of the Partnership's financial instruments are as follows:
	March 31, 2002		December 31, 2001
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Liabilities
Note payable	$4,518,602	$4,518,602	$4,542,367	$4,542,367
Note payable	$1,890,758	$1,890,758	$1,863,759	$1,863,759
Note payable	$1,246,642	$1,246,642	$ 776,225	$ 776,225
Note payable	$4,130,244	$4,130,244	$4,144,755	$4,144,755

NOTE 7 - RECENTLY ISSUED ACCOUNTING STANDARDS

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

The Partnership's primary current sources of cash are from cash balances, property rental income and construction financing for Phase II and Phase III improvements. As of March 31, 2002, the Partnership had $531,114 in cash and $1,182,600 in available construction loan draws for Highlands 80 Phase II and Phase III. It is the Partnership's investment goal to utilize existing capital resources for continued leasing operations (tenant improvements and leasing commissions) and further development of Highlands 80 Phase III. Both of the Partnership's projects have achieved occupancy and rental rates sufficient to meet its expected current and future debt service obligations.

The Partnership's scheduled principal and interest payments during the remainder of 2002 and 2003, 2004, 2005 and 2006 are $7,348,103, $1,643,052, $387,996, $387,996 and $3,900,355, respectively. The scheduled interest payments assume fixed rates of interest of 8.95% and 7.97% for fixed rate debt and a variable interest rate of 5.4% (effective as of March 31, 2002) for variable rate debt.

During the three months ended March 31, 2002, the Partnership expended $538,635 on improvements for both its properties. These improvements consisted of the construction of Highlands 80 Phase III (a 27,664 sq. foot office building) and tenant improvements for both of the Partnership's properties. The Partnership funded these improvements with $41,219 of cash provided by operations and $497,416 from construction loan proceeds. The Partnership's remaining cash provided from operations ($169,876) was utilized to pay scheduled principal payments on its permanent loans and increase its cash reserves by $131,600.

The Partnership could continue to incur improvement costs as the Phase III building is leased. The total projected building and tenant improvement costs expected to be incurred during the remainder of 2002 are estimated to be $500,000. These costs will be funded with construction loan draws.

Management anticipates cash provided from operations to continue to improve in future quarters with the additional lease-up of the Highlands 80 Phase III. The Partnership's properties' occupancy rates as of March 31, 2002 are 92% for Highlands 80 (not including the newly constructed Phase III building) and 100% for Capital Professional Center.

During the quarter ended March 31, 2002, the Partnership paid $33,136 in management fees to its Managing General Partner. Management fees are classified on the Statements of Operations as an Operating Expense. The General Partner is currently charging 5% of collected revenue.

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

During the first quarter of 2002, the Highlands 80 Phase III building shell and site were finalized, completing the development of the Highlands 80 project. The Partnership potentially could incur costs for the Phase III interior buildout (i.e. - tenant improvements and lobby corridors) since the building currently has no signed tenants; and, as lease-up occurs, costs will be incurred. Although leasing has not been completed for Phase III, Management has begun its strategy of dissolving the Partnership by selling the Partnership's properties and making the final distributions to its Limited Partners.

Management's strategy for the dissolution of the Partnership involves:

1) Parcelizing Highlands 80 so each building can potentially be sold to individual buyers, which could increase the Partnership's ability to achieve higher sales prices;

2) Preparing the properties for sale;

3) Listing the properties for sale with a major brokerage firm;

4) Begin selling the properties by the beginning of the third quarter 2002, potentially having all the buildings, including Capital Professional Center, sold by the end of first quarter 2003; and

5) Subsequent to the final property sale, distribute sales net proceeds, net of Partnership obligations, to limited partners (estimated to be during the first or second quarter of 2003).

During the quarter ended March 31, 2002, Management began preparing the properties for sale by identifying and partially completing maintenance and due diligence items required for the sale. Additionally, Management has reached an agreement with Cornish & Carey to be the broker for the sale of Highlands 80. Management also partially completed the parcelization of Highlands 80 and anticipates its completion by the end of the second quarter 2002. Once the parcelization has been completed, the listing broker will place the Highlands 80 parcels on the market for sale. After the sale of the Highlands 80 buildings are underway, Management will choose a listing broker for the sale of Capital Professional Center.

The Partnership's Highlands 80 Phase I mini-permanent and Phase II construction loans will become due in the fourth quarter of 2002, and the Phase III construction loan will become due in the first quarter of 2003. The properties secured by these loans currently have sufficient value and cash flow to refinance on a short-term basis. In case the sales of these buildings take longer than anticipated and the loans become due, Management has already started preliminary negotiations with the existing lender to extend the loan due dates.

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

Results of Operations

During the three months ended March 31, 2002 as compared to March 31, 2001, the Partnership's total revenues increased by $27,468 (4.3%), while its expenses increased by $72,360 (10.8%), resulting in an increase in net loss of $44,892 (151%).

The increase in revenue is primarily due to an increase in occupancy for Highlands 80 and rent increases at Capital Professional Center.

Expenses increased for the three months ended March 31, 2002, as compared to March 31, 2001, primarily due to the net effect of:

a) $27,772 (25.3%) increase in operating expenses due to higher utility, insurance, marketing and project management costs associated with the Highlands 80 Phase II buildings and newly constructed Phase III building;

b) $17,391 (24.9%) increase in repairs and maintenance due to repairs performed on Highlands 80 in order to prepare the property for sale;

c) $16,740 (7.5%) decrease in interest due to lower variable loan costs associated with Highlands 80's Phase II construction loan; and

d) $39,169 (25.2%) increase in depreciation due to additional amortized costs for Highlands 80 Phase II tenant improvements and lease commissions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Partnership does not have a material market risk due to financial instruments held by the Partnership. The Partnership has two variable rate instruments, both for Highlands 80 construction loans; the Phase II loan in the amount of $1,890,758 and $1,863,759 at March 31, 2002 and December 31, 2001, respectively and the Phase III loan in the amount of $1,246,642 and $776,225 at March 31, 2002 and December 31, 2001, respectively.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned, hereunto dully authorized.

CAPITAL BUILDERS DEVELOPMENT PROPERTIES II

a California Limited Partnership

By: Capital Builders, Inc.

Its Corporate General Partner

Date: May 10, 2002 By:_____________________________________

Michael J. Metzger

President

Date: May 10, 2002 By:_____________________________________

Kenneth L. Buckler

Chief Financial Officer