Form 10-Q
period 2002-06-30
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 2002-08-14
CIK 791452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities and Exchange Act of 1934

For the Quarter ended June 30, 2002

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
(A California Limited Partnership)

BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2002	2001

ASSETS
Cash and cash equivalents	$342,841	$399,514
Accounts receivable, net	254,800	290,857
Investment property, at cost, net of accumulated depreciation and amortization of $3,469,026 and $3,149,455 at June 30, 2002, and December 31, 2001, respectively	13,869,493	13,935,483
Lease commissions, net of accumulated amortization of $289,540 and $240,236 at June 30, 2002, and December 31, 2001,respectively	239,875	240,294
Other assets, net of accumulated amortization of $167,426 and $141,852 at June 30, 2002 and December 31, 2001, respectively	184,377	116,659

Total assets	$14,891,386	$14,982,807

LIABILITIES AND PARTNERS' EQUITY
Notes payable	$11,758,620	$11,327,106
Accounts payable and accrued liabilities	47,714	356,871
Tenant deposits	147,238	140,001

Total liabilities	11,953,572	11,823,978

Commitments and Contingencies
Partners' (Deficit)/Equity:
General partner	(66,453)	(64,243)
Limited partners	3,004,267	3,223,072

Total partners' equity	2,937,814	3,158,829

Total liabilities and partners' equity	$14,891,386	$14,982,807

See accompanying notes to the financial statements.

Capital Builders Development Properties II
(A California Limited Partnership)

STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30,
(unaudited)

	2002		2001
	Three	Six	Three	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended

Revenues
Rental and other income	$701,018	$1,368,177	$692,061	$1,322,343
Interest income	1,738	3,682	9,737	21,090

Total revenues	702,756	1,371,859	701,798	1,343,433

Expenses
Operating expenses	131,126	268,564	137,940	247,606
Repairs and maintenance	169,412	256,763	92,175	162,135
Property taxes	39,325	80,058	37,897	77,416
Interest	229,096	435,266	207,631	430,541
General and administrative	80,337	157,774	33,357	107,240
Depreciation and amortization	199,825	394,449	160,211	315,666

Total expenses	849,121	1,592,874	669,211	1,340,604

Net (Loss)/Income	(146,365)	(221,015)	32,587	2,829

Allocated to general partner	(1,464)	(2,210)	326	28

Allocated to limited partners	($144,901)	($218,805)	$32,261	$2,801

Net (loss)/income per limited partnership unit	($6.29)	($9.50)	$1.40	$0.12

Average units outstanding	23,030	23,030	23,030	23,030

See accompanying notes to the financial statements.

Capital Builders Development Properties II
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(unaudited)

	2002	2001

Cash flows from operating activities:
Net (loss)/income	($221,015)	$2,829
Adjustments to reconcile net (loss)/income to cash flow provided by operating activities:
Depreciation and amortization	394,449	315,666
Changes in assets and liabilities
Decrease/(Increase) in accounts Receivable	36,057	(47,199)
Increase in leasing commissions	(48,885)	(42,790)
(Increase)/Decrease in other assets	(93,292)	7,037
Increase in accounts payable and accrued liabilities	5,553	47,280
Increase in tenant deposits	7,237	5,703

Net cash provided by operating activities	80,104	288,526

Cash flows from investing activities:
Improvements to investment properties	(568,291)	(490,594)

Net cash used in investing activities	(568,291)	(490,594)

Cash flows from financing activities:
Proceeds from issuance of debt	508,652	- - - - -
Payments of debt	(77,138)	(71,634)

Net cash provided by/(used in) financing activities	431,514	(71,634)

Net decrease in cash	(56,673)	(273,702)

Cash, beginning of period	399,514	1,232,514

Cash, end of period	$342,841	$958,812

Cash paid for Interest	$ 435,266	$ 430,541

See accompanying notes to the financial statements.

Capital Builders Development Properties II

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

June 30, 2002

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

Net Loss per Limited Partnership Unit

The net loss per Limited Partnership Unit is computed based on the weighted average number of Units outstanding of 23,030 during the six months ending June 30, 2002 and 2001.

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

The total management fees paid to the Managing General Partner were $67,519 and $65,217 for the six months ended June 30, 2002 and 2001, respectively, while total reimbursement of expenses was $154,255 and $128,569 respectively.

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

NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account are as follows:
	June 30, 2002	December 31, 2001
Land	$ 4,053,799	$4,053,799
Building and Improvements	11,492,784	9,256,574
Tenant Improvements	1,791,936	1,772,746
Construction in Progress	- - - - -	2,001,819
Investment property, at cost	17,338,519	17,084,938
Less: accumulated depreciation and amortization	(3,469,026)	(3,149,455)

Investment property, net	$13,869,493	$13,935,483

NOTE 4 - NOTES PAYABLE

Notes Payable consist of the following at:

	June 30,	December 31,
	2002	2001
A mini-permanent loan of $5,000,000 with a fixed 8.95% interest rate. The loan requires monthly principal and interest payments of $41,789 which is sufficient to amortize the loan over 25 years. The loan is due October 1, 2002. The note is collateralized by a First Deed Of Trust on Highlands 80 Phase I land, buildings and improvements.	$4,494,542	$4,542,367

A construction loan of $1,930,000 with a variable interest rate of one month LIBOR plus 350 basis points (5.4% as of June 30, 2002). The loan requires monthly interest only payments and its due date is now November 3, 2002. The Note provides for future draws of $39,242 for tenant improvement construction costs and leasing commissions for future lease-up of Phase II. The note is collateralized by a First Deed of Trust on Highlands 80 Phase II land, buildings and improvements.	1,890,758	1,863,759

A construction loan of $2,390,000 with a variable interest rate of one month LIBOR plus 350 basis points (5.4% as of June 30, 2002). The loan requires monthly interest only payments and is due February 13, 2003. The Note provides for future draws of $1,132,123 for the Phase III building's tenant improvements and lease commissions. The Note is collateralized by a First Deed of Trust on Highlands 80 Phase III land, buildings and improvements, and is cross collateralized by Highlands 80 Phase I and Phase II improvements.	1,257,877	776,225

A mortgage loan of $4,200,000 with a fixed interest rate of 7.97% and requiring monthly principal and interest payments of $32,333, which is sufficient to amortize the loan over 25 years. The loan is due January 10, 2006. The note is collateralized by a First Deed Of Trust on Capital Professional Center's (CPC) land, buildings and improvements.	4,115,443	4,144,755

Total Notes Payable	$11,758,620	$11,327,106

The Partnership is in compliance with all restrictive debt covenants as of June 30, 2002.

Scheduled principal payments during the remainder of 2002 and 2003, 2004, 2005, 2006 and thereafter are $6,427,023, $1,310,966, $70,106, 75,904 and $3,874,621, respectively.

The Partnership's Highlands 80 Phase I mini-permanent and Phase II construction loans will become due during the fourth quarter of 2002. The properties secured by these loans currently have sufficient value and cash flow to either refinance on a short term or long-term basis. Management is currently working on a sales strategy that will list the properties for sale at a price substantially higher than the underlying debt on the properties. It is Management's intention to sell some or all of the properties prior to the properties' corresponding loan due dates.

NOTE 5 - LEASES

The Partnership leases its properties under long term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the full years ending December 31 are as follows:
2002	2,694,705
2003	2,100,086
2004	1,488,403
2005	740,872
2006	510,189
Thereafter	13,053
Total	$ 7,547,308

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

The estimated fair values of the Partnership's financial instruments are as follows:
	June 30, 2002		December 31, 2001
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Liabilities
Note payable	$4,494,542	$4,494,542	$4,542,367	$4,542,367
Note payable	$1,890,758	$1,890,758	$1,863,759	$1,863,759
Note payable	$1,257,877	$1,257,877	$ 776,225	$ 776,225
Note payable	$4,115,443	$4,115,443	$4,144,755	$4,144,755

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

The Partnership's primary current sources of cash are from cash balances, property rental income and construction financing for Phase II and Phase III improvements. As of June 30, 2002, the Partnership had $342,841 in cash and $1,171,365 in available construction loan draws for Highlands 80 Phase II and Phase III. It is the Partnership's investment goal to utilize existing capital resources for continued leasing operations (tenant improvements and leasing commissions). Both of the Partnership's projects have achieved occupancy and rental rates sufficient to meet its expected current and future debt service obligations.

The Partnership's scheduled principal and interest payments during the remainder of 2002 and 2003, 2004, 2005 and 2006 are $7,321,083, $1,643,052, $387,996, $387,996 and $3,900,355, respectively. The scheduled interest payments assume fixed rates of interest of 8.95% and 7.97% for fixed rate debt and a variable interest rate of 5.4% (effective as of June 30, 2002) for variable rate debt.

During the six months ended June 30, 2002, the Partnership expended $568,291 on improvements for both its properties. These improvements consisted of the construction of Highlands 80 Phase III (a 27,664 sq. foot office building) and tenant improvements for both of the Partnership's properties. The Partnership funded these improvements with $59,641 of cash provided by operations and $508,652 from construction loan proceeds. The Partnership's remaining cash provided from operations ($20,465) was utilized to pay scheduled principal payments on its permanent loans.

The Partnership could continue to incur improvement costs as the Phase III building is leased. The total projected tenant improvement costs that could be incurred to lease up Phase III is estimated to be $810,000. These costs would be funded with construction loan draws, if incurred.

Management is currently evaluating a strategy to sell the Phase III building during 2002 to a possible owner/user. The Partnership could potentially not incur any additional lease-up costs for Phase III if this is achieved.

Management anticipates cash provided from operations to continue to remain positive. The Partnership's properties' occupancy rates as of June 30, 2002 are 81% for Highlands 80 and 100% for Capital Professional Center. The occupancy rate for Highlands 80 decreased to 81% from 92% at first quarter of 2002 due to adding the newly constructed 27,664 square foot Phase III building to the project's occupancy base.

During the six months ended June 30, 2002, the Partnership paid $67,519 in management fees to its Managing General Partner. Management fees are classified on the Statements of Operations as an Operating Expense. The General Partner is currently charging 5% of collected revenue.

The Partnership's ability to maintain or improve cash flow is dependent upon its ability to maintain and improve the occupancy of its investment properties. Management believes the Partnership's financial resources should be adequate to meet 2002's obligations and no adverse change in liquidity is foreseen. The Partnership's properties' current market values are in excess of its total liabilities. Management is currently working on a sale strategy that could potentially involve selling the entire Highlands 80 project by year-end 2002, and selling Capital Professional Center by the first quarter of 2003.

During the first quarter of 2002, the Highlands 80 Phase III building shell and site were finalized, completing the development of the Highlands 80 project. The Partnership potentially could incur costs for the Phase III interior buildout (i.e. - tenant improvements and lobby corridors) since the building currently has no signed tenants; and, as lease-up occurs, costs will be incurred. Although leasing has not been completed for Phase III, Management has begun its strategy of selling the Partnership's properties and making distributions to its Limited Partners.

Management's strategy for selling the Partnership's assets involves:

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

As of to date, Management has accomplished the property's parcelization; has prepared the properties for sale; and released, through their listing broker, the properties for sale on the market on July 15, 2002.

Management began the parcelization of Capital Professional Center at the end of the second quarter 2002. After the sale of the Highlands 80 buildings are underway, Management will choose a listing broker for the sale of Capital Professional Center.

Management has and will not adopt a strategy for dissolving the Partnership until such time as a majority of the Partnership's properties have been sold.

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

Results of Operations

During the six months ended June 30, 2002 as compared to June 30, 2001, the Partnership's total revenues increased by $28,426 (2.1%), while its expenses increased by $252,270 (18.8%), resulting in an increase in net loss of $223,844.

The increase in revenue is primarily due to rent increases at Highlands 80 and Capital Professional Center.

Expenses increased for the six months ended June 30, 2002, as compared to June 30, 2001, primarily due to the net effect of:

a) $20,958 (8.5%) increase in operating expenses due to higher utility, insurance, marketing and project management costs associated with the Highlands 80 Phase II buildings and newly constructed Phase III building;

b) $94,628 (58.4%) increase in repairs and maintenance due to repairs performed on Highlands 80 in order to prepare the property for sale; and

c) $50,534 (47.1%) increase in general and administrative due to the supervision and administration costs related to Highlands 80's parcelization and preparing the property for sale. In addition, various property inspections and reports performed to enhance Highlands 80's ability to be marketed were incurred.

During the second quarter ended June 30, 2002 as compared to June 30, 2001, revenues increase by $958 (.1%), while expenses also increased $179,910 (26.9%).

The increase in expenses is primarily due to the sale preparation of Highlands 80. The detailed expense fluctuations are explained in the comparison for June 30, 2002 to June 30, 2001, above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Partnership does not have a material market risk due to financial instruments held by the Partnership. The Partnership has two variable rate instruments, both for Highlands 80 construction loans; the Phase II loan in the amount of $1,890,758 and $1,863,759 at June 30, 2002 and December 31, 2001, respectively and the Phase III loan in the amount of $1,257,877 and $776,225 at June 30, 2002 and December 31, 2001, respectively.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned, hereunto dully authorized.

CAPITAL BUILDERS DEVELOPMENT PROPERTIES II

a California Limited Partnership

By: Capital Builders, Inc.

Its Corporate General Partner

Date: August 8, 2002 By:_____________________________________

Michael J. Metzger

President

Date: August 8, 2002 By:_____________________________________

Kenneth L. Buckler

Chief Financial Officer