Form 10-Q
period 2002-09-30
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 2002-11-15
CIK 791452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities and Exchange Act of 1934

For the Quarter ended September 30, 2002 Commission File Number 33-4682

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
(A California Limited Partnership)

BALANCE SHEETS
(unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$316,850	$399,514
Accounts receivable, net	83,704	117,559
Accounts receivable,
net - discontinued operations	150,185	173,298
Investment property, at cost, net
of accumulated depreciation and
amortization of $740,731 and
$671,415 at September 30, 2002, and
December 31, 2001, respectively	4,008,688	4,071,124

Property held for sale, at cost net of
accumulated depreciation.	9,847,739	9,864,359

Lease commissions, net of accumulated
amortization of $90,494 and $74,421
at September 30, 2002, and December
31, 2001, respectively	44,570	47,923

Lease commissions, net of accumulated
amortization - discontinued operations	202,036	192,371

Other assets, net of accumulated
amortization of $33,056 and
$14,606 at September 30, 2002 and
December 31, 2001, respectively	61,883	75,720

Other assets, net of accumulated amortization - discontinued operations	92,331	40,939

Total assets	$14,807,986	$14,982,807

LIABILITIES AND PARTNERS' EQUITY
Notes payable	$4,100,344	$4,144,755
Notes payable - discontinued operations	7,624,100	7,182,351
Accounts payable and accrued liabilities	35,555	8,461
Accounts payable and accrued liabilities - discontinued operations	27,115	348,410
Tenant deposits	53,473	42,830
Tenant deposits - discontinued operations	94,388	97,171

Total liabilities	11,934,975	11,823,978

Commitments and Contingencies
Partners' (Deficit)/Equity:
General partner	(67,101)	(64,243)
Limited partners	2,940,112	3,223,072

Total partners' equity	2,873,011	3,158,829

Total liabilities and partners' equity	$14,807,986	$14,982,807

See accompanying notes to the financial statements.

STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30,
(unaudited)

	2002		2001
	Three	Nine	Three	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended

Revenues
Rental and other income	$220,845	$661,543	$214,582	$700,174
Interest income	1,150	3,850	3,486	22,711

Total revenues	221,995	665,393	218,068	722,885
Expenses
Operating expenses	47,635	123,284	41,665	122,567
Repairs and maintenance	62,807	145,896	66,817	126,669
Property taxes	13,939	41,490	12,900	40,671
Interest	81,900	246,587	83,102	250,124
General and administrative	9,248	18,422	6,853	26,873
Depreciation and amortization	34,883	102,573	35,514	105,340

Total expenses	250,412	678,252	246,851	672,244

Net (loss) income from continuing operations	(28,417)	(12,859)	(28,783)	50,641

Net loss from discontinued operations	(36,389)	(272,959)	(41,779)	(118,377)

Net loss	(64,806)	(285,818)	(70,562)	(67,736)

Allocated to general partner	(648)	(2,858)	(706)	(677)

Allocated to limited partners	($64,158)	($282,960)	($69,856)	($67,059)

Net (loss) income from continuing operations per limited partnership unit	($1.23)	($0.56)	($1.23)	$2.18

Net loss from discontinued operations per limited partnership unit	($1.56)	($11.73)	($1.80)	($5.09)

Net loss per limited
partnership unit	($2.79)	($12.29)	($3.03)	($2.91)

Average units outstanding	23,030	23,030	23,030	23,030

See accompanying notes to the financial statements.

Capital Builders Development Properties II
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(unaudited)

	2002	2001

Cash flows from operating activities:
Net loss	($285,818)	($67,736)
Adjustments to reconcile net
loss to cash flow
provided by operating activities:
Depreciation and amortization	429,348	477,900
Changes in assets and liabilities
Decrease/(Increase) in accounts receivable	33,855	(27,570)
Increase in leasing commissions	(16,070)	(16,750)
Decrease in other assets	- - - - -	3,623
Increase in accounts payable and accrued liabilities	26,894	21,241
Increase in tenant deposits	10,643	5,731
Net change from discontinued operations	(99,472)	14,493

Net cash provided by
operating activities	99,380	410,932

Cash flows from investing activities:
Improvements to investment properties	(6,880)	(141,577)
Net improvements to assets in discontinued operations	(572,502)	(981,687)

Net cash used in
investing activities	(579,382)	(1,123,264)

Cash flows from financing activities:
Payments of debt	(44,411)	(41,020)
Net change from discontinued operations	441,749	19,557

Net cash provided by (used
in) financing activities	397,338	(21,463)

Net decrease in cash	(82,664)	(733,795)

Cash, beginning of period	399,514	1,232,514

Cash, end of period	$316,850	$498,719

Cash paid for Interest	$ 645,142	$ 645,006

See accompanying notes to the financial statements.

Capital Builders Development Properties II

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

September 30, 2002

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

Net Loss per Limited Partnership Unit

The net loss per Limited Partnership Unit is computed based on the weighted average number of Units outstanding of 23,030 during the nine months ending September 30, 2002 and 2001.

Statement of Cash Flows

For purposes of the statement of cash flows, the Partnership considers all short-term investments with a maturity, at date of purchase, of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements requires Partnership Management to make estimates and judgments that effect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Partnership Management evaluates its estimates, including those related to long-lived assets, accounts receivable, and contingencies and litigation. Partnership Management bases its estimates on current information, historical experience and or various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recognition of revenue that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The total management fees paid to the Managing General Partner were $99,764 and $98,328 for the nine months ended September 30, 2002 and 2001, respectively, while total reimbursement of expenses was $221,596 and $199,575 respectively.

Management fees are classified on the Statements of Operations as an Operating Expense and in Discontinued Operations. Reimbursement of expenses are primarily for investor services, preparation of SEC filings, audit coordination and other Partnership management functions. Expense reimbursements are classified as General and Administrative expenses on the Statements of Operations and in Discontinued Operations.

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

NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account are as follows:
	September 30, 2002	December 31, 2001
Land	$ 1,431,785	$1,431,785
Building and Improvements	3,187,446	3,180,566
Tenant Improvements	130,188	130,188
Investment property, at cost	4,749,419	4,742,539
Less:accumlated depreciation and amortization	(740,731)	(671,415)
Investment property, net	$4,008,688	$4,071,124

NOTE 4 - NOTES PAYABLE
Notes Payable consist of the
following at:	September	December
	30, 2002	31, 2001

Note Payable from continuing operations:

A mortgage loan of $4,200,000 with a fixed interest rate of 7.97% and requiring monthly principal and interest payments of $32,333, which is sufficient to amortize the loan over 25 years. The loan is due January 10, 2006. The note is collateralized by a First Deed Of Trust on Capital Professional Center's (CPC) land, buildings and improvements.	$4,100,344	$4,144,755

Notes Payable from discontinued Operations:

A mini-permanent loan of $5,000,000 with a fixed 8.95% interest rate. The loan requires monthly principal and interest payments of $41,789 which is sufficient to amortize the loan over 25 years. The loan is due October 1, 2002. The note is collateralized by a First Deed Of Trust on Highlands 80 Phase I land, buildings and improvements. This loan was paid off in full subsequent to September 30, 2002 on November 1, 2002.	$4,475,465	$4,542,367

A construction loan of $1,930,000 with a variable interest rate of one month LIBOR plus 350 basis points (5.4% as of September 30, 2002). The loan requires monthly interest only payments and its due date is now November 3, 2002. The Note provides for future draws of $39,242 for tenant improvement construction costs and leasing commissions for future lease-up of Phase II. The note is collateralized by a First Deed of Trust on Highlands 80 Phase II land, buildings and improvements. This loan was paid off in full subsequent to September 30, 2002 on October 24, 2002.	1,890,758	1,863,759

A construction loan of $2,390,000 with a variable interest rate of one month LIBOR plus 350 basis points (5.4% as of September 30, 2002). The loan requires monthly interest only payments and is due February 13, 2003. The Note provides for future draws of $1,132,123 for the Phase III building's tenant improvements and lease commissions. The Note is collateralized by a First Deed of Trust on Highlands 80 Phase III land, buildings and improvements, and is cross collateralized by Highlands 80 Phase I and Phase II improvements.	1,257,877	776,225

Total Notes Payable from Discontinued
Operations	$7,624,100	$7,182,351

The Partnership is in compliance with all restrictive debt covenants as of September 30, 2002.

Scheduled principal payments during the remainder of 2002 and 2003, 2004, 2005, 2006 and thereafter are $6,392,847, $1,310,966, $70,106, 75,904 and $3,874,621, respectively.

The Partnership's Highlands 80 Phase I mini-permanent and Phase II construction loans will become due during the fourth quarter of 2002. As of September 30, 2002, the Partnership had four out of the project's eight buildings under contract for sale. Subsequent to September 30, 2002, the Partnership closed on three of the buildings which provided sufficient net proceeds to pay down the Highlands 80 Phase I and Phase II loans entirely. It is anticipated that the remaining building under contract will close prior to December 31, 2002, and will provide sufficient proceeds to pay down the remaining Highlands 80 Phase III loan.

NOTE 5 - DISCONTINUED OPERATIONS

During the month of July, 2002, the Highlands 80 project was listed for sale. In accordance with the Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), the current year results of Operations from the Highlands 80 project have been classified as discontinued, and all prior periods presented have also been reflected as discontinued operations. Additionally, the Partnership discontinued recording depreciation and amortization expense for the Highlands 80 project in July 2002 and reclassified the Highlands 80 property from investment property to property held for sale. As of September 30, 2002, the Partnership had not finalized any sales of the project's buildings.

Net loss from discontinued operations on the statements of operations includes all operating revenues and all expenses of H80 including interest associated with debt specifically collateralized by the H80 property.

The balance sheets separately identify assets and liabilities relating to discontinued operations if the assets and liabilities are included in the disposal group. Assets in the disposal group include assets to be disposed of together as a group as part of the sales transactions. Liabilities in the disposal group include liabilities directly associated with assets that will be transferred or directly settled in the sales transactions.

During the quarter ended September 30, 2002, the Partnership entered into four sales contracts to sell four out of the eight Highlands 80 buildings. The contract sales prices totaled $8,882,000. Subsequent to September 30, 2002 and through October 24, 2002, the Partnership had closed on three of the sale contracts and utilized the entire net proceeds to pay down both the Highlands 80 Phase I and Phase II loan balances. These sales resulted in an estimated gain of approximately $1,550,000.

The remaining sales contract is expected to close prior to December 31, 2002. The net proceeds from this sale will be utilized to pay down the remaining Highlands 80 Phase III loan.

Net loss from discontinued operations as of September 30, 2002 are as follows:
	2002		2001
	Three	Nine	Three	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended

Total Revenue	$ 406,962	$1,335,423	$ 445,771	$1,284,386

Total Expenses	443,351	1,608,382	487,550	1,402,763

Net Loss	(36,389)	(272,959)	(41,779)	(118,377)

Allocated to general partner	(364)	(2,730)	(418)	(1,184)

Allocated to limited partners	$ (36,025)	$(270,229)	$ (41,361)	$(117,193)

Net loss per limited partnership unit	$ (1.56)	$ (11.73)	$ (1.80)	$ (5.09)

Average units outstanding	23,030	23,030	23,030	23,030

NOTE 6 - LEASES

The Partnership leases its continuing property under long term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the full years ending December 31 are as follows:
2002	833,400
2003	623,922
2004	410,138
2005	244,973
2006	160,762
Thereafter	36,161
Total	$ 2,309,356

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

The estimated fair values of the Partnership's financial instruments are as follows:
	September 30, 2002		December 31, 2001
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Liabilities
Note payable	$4,475,465	$4,475,465	$4,542,367	$4,542,367
Note payable	$1,890,758	$1,890,758	$1,863,759	$1,863,759
Note payable	$1,257,877	$1,257,877	$ 776,225	$ 776,225
Note payable	$4,100,344	$4,100,344	$4,144,755	$4,144,755

NOTE 8 - RECENTLY ISSUED ACCOUNTING STANDARDS

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

The Partnership's primary current sources of cash are from cash balances, property rental income and construction financing for Phase II and Phase III improvements. As of September 30, 2002, the Partnership had $316,850 in cash and $1,171,365 in available construction loan draws for Highlands 80 Phase II and Phase III. It is the Partnership's investment goal to utilize existing capital resources for continued leasing operations (tenant improvements and leasing commissions). Both of the Partnership's projects have achieved occupancy and rental rates sufficient to meet its expected current and future debt service obligations.

The Partnership's scheduled principal and interest payments during the remainder of 2002 and 2003, 2004, 2005 and 2006 are $7,077,031, $1,643,052, $387,996, $387,996 and $3,900,355, respectively. The scheduled interest payments assume fixed rates of interest of 8.95% and 7.97% for fixed rate debt and a variable interest rate of 5.4% (effective as of September 30, 2002) for variable rate debt.

During the nine months ended September 30, 2002, the Partnership expended $572,502 on improvements for its discontinued property (Highlands 80) and $6,880 on Capital Professional Center. These improvements consisted of the construction of Highlands 80 Phase III (a 27,664 sq. foot office building) and tenant improvements for both of the Partnership's properties. The Partnership funded these improvements with $70,730 of cash provided by operations and $508,652 from Highlands 80 construction loan proceeds. The Partnership's remaining cash provided from operations ($28,650) was utilized to pay scheduled principal payments on its permanent loans.

The Partnership could continue to incur improvement costs as the Phase III building is leased. The total projected tenant improvement costs that could be incurred to lease up Phase III is estimated to be $810,000. These costs would be funded with the Highlands 80 Phase III construction loan draws, if incurred prior to its expected loan payoff or maturity. If these costs are incurred subsequent to the loan pay-off, then they will be funded by cash accounts and net cash proceeds resulting from the sale of the remaining building under contract to be sold prior to December 31, 2002.

Management is currently evaluating a strategy to sell the Phase III building to a possible owner/user. The Partnership could potentially not incur any additional lease-up costs for Phase III if this is achieved.

Management anticipates cash provided from operations to remain positive. The Partnership's property where operations are continuing (Capital Professional Center) remains 100% occupied and is producing a positive cash flow.

During the nine months ended September 30, 2002, the Partnership paid $99,764 in management fees to its Managing General Partner. Management fees are classified on the Statements of Operations as an Operating Expense and in Discontinued Operations. The General Partner is currently charging 5% of collected revenue.

The Partnership's ability to maintain or improve cash flow is dependent upon its ability to maintain and improve the occupancy of its investment property and to complete the sale strategy for its discontinued property, Highlands 80. Management believes the Partnership's financial resources should be adequate to meet 2002's obligations and no adverse change in liquidity is foreseen. The Partnership's properties' current market values are in excess of its total liabilities. Management is currently working on a sale strategy that could potentially involve selling the entire Highlands 80 project and selling Capital Professional Center by the first quarter of 2003.

During the first quarter of 2002, the Highlands 80 Phase III building shell and site were finalized, completing the development of the Highlands 80 project. The Partnership potentially could incur costs for the Phase III interior buildout (i.e. - tenant improvements and lobby corridors) since the building currently has no signed tenants; and, as lease-up occurs, costs would be incurred. Although leasing has not been completed for Phase III, Management has begun its strategy of selling the Partnership's properties and making distributions to its Limited Partners.

Management's strategy for selling the Partnership's assets involves:

1) Parcelizing Highlands 80 so each building can potentially be sold to individual buyers, which could increase the Partnership's ability to achieve higher sales prices;

2) Preparing the properties for sale;

3) Listing the properties for sale with a major brokerage firm;

4) Begin selling the properties by the beginning of the third quarter 2002, potentially having all the buildings, including Capital Professional Center, sold by the end of first quarter 2003; and

5) Subsequent to the final property sale, distribute sales net proceeds, net of Partnership obligations, to limited partners (estimated to be during the second or third quarter of 2003).

As of September 30, 2002, Management has accomplished the property's parcelization; has prepared the properties for sale; has listed the Highlands 80 buildings for sale; and has entered into four contracts totaling $8,882,000 to sell four out of the eight Highlands 80 buildings. Subsequent to September 30, 2002, the Partnership closed three out of the four sales contracts, totaling $6,600,000, and expects to close the remaining sales contract ($2,222,000) on December 1, 2002 and utilize the net sales proceeds ($1,257,877) from the remaining sale contract to payoff the remaining Highlands 80 Phase III loan. Proceeds from the three sales were utilized to pay off the Highlands 80 Phase I and Phase II loans.

Management will not adopt a strategy for dissolving the Partnership until such time as a majority of the Partnership's properties have been sold and sales contracts for the balance of the properties are pending.

Critical Accounting Policies and Estimates

The Partnership's discussion and analysis of its financial condition and results of operations are based upon the Partnership's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires Partnership Management to make estimates and judgments that effect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Partnership Management evaluates its estimates, including those related to long-lived assets, accounts receivable, deferred revenue, and contingencies and litigation. Additionally, on an on-going basis Partnership Management also evaluates the debt obligations of the Partnership and evaluates the Partnership's ability to satisfy these obligations. Partnership Management bases its estimates on current information, historical experience and or various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recognition of revenue that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Partnership believes the following critical accounting policy affects its more significant judgments and estimates used in the preparation of its financial statements:

Valuation of Investment Property (Long-Lived Assets) and Property Held for Sale:

Investment property is evaluated for impairment on a continual basis based on the property's occupancy levels, annual cash flows, and projected cash flows based on the rental market and other factors including prospective new tenants. Property held for sale is measured at the lower of its carrying value or fair value less cost to sell. Additionally, the Partnership discontinued recording depreciation and amortization expense for the Highlands 80 project in July 2002.

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

Results of Operations

During the nine months ended September 30, 2002 as compared to September 30, 2001, the Partnership's total revenues decreased by $57,492 (8%), while its expenses increased by $6,008 (.9%), resulting in an increase in net loss from continuing operations of $63,500.

The decrease in revenue is primarily due to a decline in rental income and a decline in interest earned on the Partnership's cash reserves. The decline in rental income is primarily the result of the Partnership''s average occupancy declining to 96% during the period ended September 30, 2002 from 100% during the period ended September 30, 2001. The decline in interest income was the result of lower interest rates and a decline in the Partnership's average cash reserve balance.

Expenses increased for the nine months ended September 30, 2002, as compared to September 30, 2001, primarily due to the net effect of:

a) $19,227 (15.2%) increase in repairs and maintenance due to suite turnover costs at Capital Professional Center;

b) $8,451 (31.4%) decrease in general and administrative due to supervision costs related to the lobby improvements performed during 2001; and

c) $3,537 (1.4%) decrease in interest due to scheduled declining amortized loan balance.

During the nine months ended September 30, 2002 as compared to September 30, 2001, the Partnership's loss from discontinued operations increased by $154,582 (130%) due to expenses incurred preparing the properties for sale.

During the third quarter ended September 30, 2002 as compared to September 30, 2001, revenues from continuing operations increased by $3,927 (1.8%), while expenses also increased $3,561 (1.4%).

The increase in revenues is primarily due to increases in base rental rates. The increase in expenses are primarily due to normal inflationary increases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Partnership does not have a material market risk due to financial instruments held by the Partnership. The Partnership has two variable rate instruments, both for Highlands 80 construction loans; the Phase II loan in the amount of $1,890,758 and $1,863,759 at September 30, 2002 and December 31, 2001, respectively and the Phase III loan in the amount of $1,257,877 and $776,225 at September 30, 2002 and December 31, 2001, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this Form 10-Q, the Partnership carried out an evaluation, under the supervision and with the participation of the Partnership's management, including the Partnership's President along with the Partnership's Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Partnership's President along with the Partnership's Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership required to be included in this Form 10-Q.

There have been no significant changes in the Partnership's internal controls, or in other factors, which could significantly affect internal controls subsequent to the date the Partnership carried out its evaluation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned, hereunto dully authorized.

CAPITAL BUILDERS DEVELOPMENT PROPERTIES II

a California Limited Partnership

By: Capital Builders, Inc.

Its Corporate General Partner

Date: November 11, 2002

By:_____________________________________

Michael J. Metzger

President

Date: November 11, 2002

By:_____________________________________

Kenneth L. Buckler

Chief Financial Officer

CERTIFICATIONS

I, Michael J. Metzger, President of Capital Builders, Inc., certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this quarterly report on Form 10-Q of Capital Builders Development Properties II.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation Date"); and

1730:

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

______________

Date

__________________________

Michael J. Metzger

President

I, Kenneth L. Buckler, Chief Financial Officer of Capital Builders, Inc., certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this quarterly report on Form 10-Q of Capital Builders Development Properties II.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

________________

Date

_________________________________

Kenneth L. Buckler

Chief Financial Officer