Form 10-K
period 2002-12-31
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 2003-03-31
CIK 791452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d)

of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2002

Commission File Number 33-4682

CAPITAL BUILDERS DEVELOPMENT PROPERTIES II,

A CALIFORNIA LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)

77-0111643 I.R.S. Employer Identification No.)

1130 Iron Point Road, Suite 170, Folsom, California 95630

(Address of principal executive offices) Zip Code

Registrant's telephone number, including area code: (916) 353-0500

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No

As of December 31, 2002 the aggregate Limited Partnership Units held by nonaffiliates of the registrant was 23,030. There is no market for the Units.

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

PART I

ITEM 1. BUSINESS

(a) General Development of Business

Capital Builders Development Properties II (the "Partnership") is a publicly held limited partnership organized under the provisions of the California Revised Limited Partnership Act pursuant to the Limited Partnership Agreement dated February 6, 1986, as amended (the "Agreement"). The Partnership commenced on May 22, 1986 and shall continue in full force and be effective until December 31, 2021 unless dissolved sooner by certain events as described in the Agreement. The Managing General Partner is Capital Builders, Inc., a California Corporation (CB). The Associate General Partner is the sole shareholder, President and Director of CB.

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

(c) Narrative Description of the Business

The Partnership's business objective is to complete the lease-up of its existing light industrial and office buildings and eventually sell all of its properties. The primary investment objective of the Partnership is to realize capital appreciation from the sale of the Properties developed by it. A secondary investment objective is to generate cash from the leasing of Partnership Properties pending their sale for distribution to the Limited Partners. Since the Partnership has not sold all of its investment properties, it has not achieved its investment goals as yet. Although investor returns cannot be accurately determined until the investment properties are sold, due to the additional time required to lease up the investment properties, the decline in real estate values during the recession of the early 90's, and although the real estate market has shown recovery from that recession, it is anticipated that ultimate returns will be less than initially projected. Funds obtained by the Partnership from the sale of Limited Partnership Units were used to acquire equity interest in one piece of land for development and a 40% equity interest in another for development in accordance with its investment objective.

On April 10, 1987, the Partnership entered into a joint venture called Capital Builders Roseville Venture ("JV") with Capital Builders Development Properties ("CBDP"), a California limited partnership. The Partnership and CBDP were affiliates as they had the same General Partner, but there were no direct transactions between the respective Partnerships. The Partnership contributed $900,000 resulting in a 40% interest in the profits, losses and cash distributions of the JV. CB, the Managing General Partner of the Partnership, had the same rights and obligations with respect to the JV's operations and management as it could exercise as Managing General Partner of the Partnership. The JV was dissolved as of May 1, 1997 when the Partnership purchased the remaining 60% interest in the JV.

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

(d) Available Information

We expect to file annual, quarterly and special reports, and other information with the SEC. Our SEC filings will be available to the public over the Internet at the SEC's website at http://www.sec.gov. You may also read and copy any document we file at the SEC's public reference rooms in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0300 for further information on the public reference rooms.

You may request a free copy of any of the above filings by writing or calling:

Capital Builders Development Properties II

c/o Capital Builders, Inc.

1130 Iron Point Road, Suite 170

Folsom, CA 95630

(916) 353-0500

ITEM 2. PROPERTIES

The Partnership owns 100% equity interest in two properties, Highlands 80 Commerce Center ("H80") and Capital Professional Center ("CPC"). H80 is a three phase development located in North Highlands, California. Phase I is a 109,083 square foot office/industrial project consisting of five multi-tenant buildings. Phase II consists of approximately 45,777 square feet of two, one-story light industrial/office space buildings and Phase III consists of one, 27,664 square foot, two-story office building. Phase III's building was placed into service during the first quarter of 2002. There are currently no leases signed for this building's space.

During the third quarter of 2002, the Highlands 80 Commerce Center ("H80") was listed for sale and categorized as discontinued operations. During the fourth quarter 2002, four out of the eight buildings listed were sold for cash amounts in excess of their book values. After payment of commissions and closing costs, the net sale proceeds were $8,525,041.

The remaining Highlands 80 buildings are listed for sale, with one currently under contract to be sold for $1,850,000. The Partnership closed the sale subsequent to December 31, 2002, netting the Partnership $1,774,160 in proceeds after sales commissions and closing costs. The sales price exceeded the book value of the building.

CPC is a 40,465 square foot office project, located in Roseville, California, consisting of two multi-tenant buildings which are completely developed and have achieved a stabilized occupancy. This project was placed under contract for sale during the fourth quarter 2002 and is now classified as discontinued operations. Subsequent to the year ended December 31, 2002, the property was sold for a cash amount in excess of its book value. After payment of commissions and closing costs, the net sale proceeds were $7,649,350.

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

As of December 31, 2002, there were 1,487 holders and 23,030 Limited Partnership Units outstanding.

ITEM 6. SELECTED FINANCIAL DATA

The following constitutes a summary of selected financial data for the following periods (000's omitted except net loss per Limited Partnership Unit):
	2002	2001	2000	1999	1998

Revenues	$2,507	$2,678	$2,414	$2,145	$1,985

Gain from Sale of Buildings	$4,241	- - -	- - -	- - -	- - -

Net Income (Loss)	$3,990	($74)	($102)	($247)	($323)

Net Income (Loss) per Limited Partnership Unit	$171.51	($3.19)	($4.37)	($10.63)	($13.90)

Total Assets	$11,352	$14,983	$13,626	$12,808	$12,799

Notes and Loans Payable	$4,085	$11,327	$10,251	$9,313	$9,094

(See ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the month of July 2002, the Highlands 80 project (8 individual buildings) was listed for sale, and during the month of October 2002 the CPC project (two individual buildings) was listed for sale, which resulted in all real estate assets of the Partnership being listed for sale during the year ended December 31, 2002.

In accordance with the Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), the current year results from the operations and financial position of the entire entity have been classified as discontinued operations as the Partnership had listed all assets for sale before December 31, 2002 and the Partnership had met all of the other criteria of long-lived assets to be disposed of by sale. Additionally, all prior periods have been stated as if the entire entity had been a discontinued operation. Depreciation was ceased on all buildings or project when the buildings or project was listed for sale in accordance with FAS 144.

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

The Partnership's primary current sources of cash are from cash balances, property rental income and proceeds from the partial sale of its assets. As of December 31, 2002, the Partnership had $1,196,236 in unrestricted cash. It is the Partnership's intention to utilize existing cash balances for continued leasing operations (tenant improvements and leasing commissions) at Highlands 80 Phase III. Both of the Partnership's projects have achieved occupancy and rental rates sufficient to meet its expected current and future debt service obligations.

The Partnership's scheduled principal and interest payments during 2003, 2004, 2005 and 2006 are $387,996, $387,996, $387,996 and $3,900,355, respectively. The scheduled interest payments assume a fixed interest rate of 7.97%.

During the year ended December 31, 2002, the Partnership expended $583,330 on improvements for both its properties. These improvements consisted of the construction of Highlands 80 Phase III (a 27,664 sq. foot office building), lobby and common area upgrades at Capital Professional Center, and tenant improvements for both of the Partnership's properties. The Partnership funded these improvements with $509,516 from construction loan proceeds and $73,814 from cash from operations. The Partnership also received $8,525,041 of net sales proceeds from the sale of four out of the eight H80 buildings. The sale of these buildings represents 49% of the entire project (88,686 sq. ft. sold out of 182,523 sq. ft.). The net proceeds from sale were primarily used to pay $7,751,679 of the H80 loan obligations, which represented the outstanding loan balances for the entire H80 project. The remaining net proceeds contributed to the net increase of $796,722 in December 31, 2002 cash balances.

During the fourth quarter of 2002, the Partnership entered into contracts to sell Capital Professional Center and an additional building at Highlands 80. Both of these contracts closed escrow subsequent to December 31, 2002 and netted the Partnership $9,423,510 in net proceeds after commissions and closing costs. The sales prices for each sale exceeded their respective book value. The Partnership applied $4,084,942 of these proceeds to pay its remaining loan obligation encumbering Capital Professional Center. It is Management's intention to distribute the majority of the remaining cash proceeds from this sale to its Limited Partners by the end of the first quarter 2003.

The Partnership may continue to incur improvement costs as the Highlands 80 Phase III building is leased. The total projected tenant improvement costs that may be incurred during 2003 are estimated to be $810,000. These costs will be funded with cash.

During the year ended December 31, 2002, the Partnership paid $125,320 in management fees to its Managing General Partner. Management fees are classified on the Statements of Operations as an Operating Expense. The General Partner is currently charging 5% of collected revenue.

The Partnership's ability to maintain or improve cash flow is dependent upon its ability to maintain and improve the occupancy of its investment properties. Management believes the Partnership's financial resources should be adequate to meet 2003's obligations and no adverse change in liquidity is foreseen. The Partnership's properties' current market values are in excess of its total liabilities.

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

Classification as Discontinued Operations:

All real estate assets of the Partnership have been listed for sale during the year ended December 31, 2002.

In accordance with the Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), the current year results from the operations and financial position of the entire entity have been classified as discontinued operations as the Partnership had listed all assets for sale before December 31, 2002 and the Partnership had met all of the other criteria of long-lived assets to be disposed of by sale. Additionally, all prior periods have been stated as if the entire entity had been a discontinued operation. Depreciation was ceased on all buildings or project when the buildings or project was listed for sale in accordance with FAS 144.

Results of Operations

2002 vs 2001

All real estate assets of the Partnership have been listed for sale during the year ended December 31, 2002. In accordance with the Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), the current year results from the operations and financial position of the entire entity have been classified as discontinued operations. Additionally, all prior periods have been stated as if the entire entity had been a discontinued operation. Depreciation was ceased on all buildings or project when the buildings or project was listed for sale in accordance with FAS 144.

During the year ended December 31, 2002 as compared to December 31, 2001, the Partnership's total revenues decreased by $170,125 (6.4%), while its expenses increased by $6,655 (.2%).

The decrease in revenue is primarily due to a decrease in occupancy for Highlands 80 during the year and a loss of revenue from buildings sold during the fourth quarter.

Expenses increased for the year ended December 31, 2002, as compared to December 31, 2001, primarily due to the net effect of:

a) $32,270 (6.2%) increase in operating expenses due to an increase in utility and insurance costs and the recognition of bad debt expense of $16,842 for uncollectable rent;

b) $119,914 (28.6%) increase in repairs and maintenance primarily due to readying Highlands 80 for sale to a condition that would maximize the sales prices;

c) $11,986 (7.6%) decrease in property taxes due to the partial sale of Highlands 80;

d) $75,549 (37.4%) increase in general and administrative due to an increase in administrative costs associated with additional reporting requirements by the SEC and IRS, an increase in audit fees, and sale study fees for Highlands 80; and

e) $206,464 (31.9%) decrease in depreciation due to both the Highlands 80 and Capital Professional Center projects being re-classified as held for sale in the third and fourth quarter, respectively, and therefore depreciation was no longer recorded on those assets.

During the fourth quarter 2002, the Partnership sold four out of the eight Highlands 80 buildings. The Partnership received net proceeds of $8,525,041 after commissions and closing costs. The sale of these buildings resulted in gain recognition of $4,240,907. During the year ended December 31, 2001, no buildings were sold.

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

c) $40,891 (4.8%) decrease in interest due to large interest rate drops on Highlands 8's variable interest rate loans;

d) $20,597 (11.4%) increase in general and administrative due to an increase in administrative costs associated with additional reporting requirements by the SEC and IRS, an increase in audit fees, and administrative costs associated with the development of Phase III; and

e) $69,279 (12%) increase in depreciation due to additional amortized costs for Highlands 80 tenant improvements.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS 143, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This Statement is effective for fiscal years beginning after June 15, 2002, and is not expected to have a significant impact to the Financial Statements.

In July 2002, the FASB issued SFAS 146, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This Statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. Management does not expect this Statement to have a material impact to the Financial Statements.

In November 2002, the FASB issued FIN 45, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of these recognition provisions will not have a significant impact to the Financial Statements. The disclosure requirements of this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Management does not expect this Interpretation to have a material impact to the Financial Statements.

ITEM 7a. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Partnership does not have a material market risk due to financial instruments held by the Partnership.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page Number

INDEPENDENT AUDITORS' REPORT	12

FINANCIAL STATEMENTS

BALANCE SHEETS	13
AS OF DECEMBER 31, 2002 AND 2001

STATEMENTS OF OPERATIONS	14
FOR THE YEARS ENDED
DECEMBER 31, 2002, 2001, AND 2000

STATEMENTS OF PARTNERS' EQUITY	15
FOR THE YEARS ENDED
DECEMBER 31, 2002, 2001, AND 2000

STATEMENTS OF CASH FLOWS	16
FOR THE YEARS ENDED
DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS	17-25

SUPPLEMENTAL SCHEDULE

SCHEDULE III	33
REAL ESTATE AND ACCUMULATED DEPRECIATION

Financial schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in this report.

Independent Auditors' Report

The Partners

Capital Builders Development Properties II:

We have audited the accompanying balance sheets of Capital Builders Development Properties II, a California Limited Partnership, as of December 31, 2001 and 2000, and the related statements of operations, partners' equity and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Builders Development Properties II as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Sacramento, California

February 7, 2003

PART 1 - FINANCIAL INFORMATION
Capital Builders Development Properties II
(A California Limited Partnership)

BALANCE SHEETS
[Discontinued Operations]

	December 31,	December 31,
	2002	2001

ASSETS
Cash	$1,196,236	$399,514

Accounts receivable, net of allowance for doubtful accounts of $20,049 and $3,201 as of December 31, 2002 and 2001, respectively	148,588	290,857

Investment property, at cost, net of accumulated Depreciation of $2,070,581 and $3,149,455 at December 31, 2002 and 2001, respectively	9,776,167	13,935,483

Lease commissions, net of accumulated amortization of $190,200 and $240,236 at December 31, 2002 and 2001, respectively	140,843	240,294

Other assets, net of accumulated Amortization of $34,593 and $141,852 at December 31, 2002 and 2001, respectively	90,327	116,659

Total assets	$11,352,161	$14,982,807

LIABILITIES AND PARTNERS' EQUITY
Notes payable	$4,084,942	$11,327,106
Accounts payable and accrued liabilities	21,076	356,871
Tenant deposits	97,471	140,001

Total liabilities	4,203,489	11,823,978

Commitments and contingencies
Partners' Equity:
General Partners	(24,345)	(64,243)
Limited Partners	7,173,017	3,223,072

Total Partners' equity	7,148,672	3,158,829

Total liabilities and Partners' equity	$11,352,161	$14,982,807

See accompanying notes to the financial statements.

Capital Builders Development Properties II
(A California Limited Partnership)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,
[Discontinued Operations]

	2002	2001	2000

Revenues
Rental and other income	$2,500,494	$2,648,296	$2,398,711
Interest income	6,966	29,289	14,932

Total revenues	2,507,460	2,677,585	2,413,643

Expenses
Operating expenses	549,623	517,353	437,631
Repairs and maintenance	539,536	419,622	313,326
Property taxes	146,259	158,245	156,686
Interest	804,363	806,991	847,882
General and administrative	277,555	202,006	181,409
Depreciation and amortization	441,188	647,652	578,373

Total expenses	2,758,524	2,751,869	2,515,307

Loss from operations	(251,064)	(74,284)	(101,664)

Gain from sale of investment property	4,240,907	- - - - -	- - - - -

Net income (loss)	3,989,843	(74,284)	(101,664)

Allocated to General Partners	39,898	(743)	(1,017)

Allocated to Limited Partners	$3,949,945	($73,541)	($100,647)

Net income (loss) per Limited Partnership Unit	$171.51	($3.19)	($4.37)

Average Units outstanding	23,030	23,030	23,030

See accompanying notes to the financial statements.

Capital Builders Development Properties II

(A California Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

[Discontinued Operations]
			Total
	General	Limited	Partners'
	Partners	Partners	Equity

Balance at December 31, 1999	($62,483)	$3,397,260	$3,334,777

Net loss	(1,017)	(100,647)	(101,664)

Balance at December 31, 2000	(63,500)	3,296,613	3,233,113

Net loss	(743)	(73,541)	(74,284)

Balance at December 31, 2001	(64,243)	3,223,072	3,158,829

Net income	39,898	3,949,945	3,989,843

Balance at December 31, 2002	($24,345)	$7,173,017	$7,148,672

See accompanying notes to the financial statements.

Capital Builders Development Properties II
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,
[Discontinued Operations]

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$3,989,843	($74,284)	($101,664)
Adjustments to reconcile net income (loss) to cash flow provided by operating activities:
Gain from sale of investment property	(4,240,907)	- - - - -	- - - - -
Depreciation and amortization	441,188	647,652	578,373
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	63,575	(113,227)	(33,047)
Increase in leasing commissions	(72,190)	(155,693)	(71,905)
(Increase) Decrease in other assets	(20,719)	17	1,260
(Decrease) Increase in accounts payable and accrued liabilities	(21,085)	12,103	(15,987)
(Decrease) Increase in tenant deposits	(42,530)	27,712	(2,324)
Net cash provided by operating activities	97,175	344,280	354,706

Cash flows from investing activities:
Improvements to investment properties	(583,330)	(2,227,743)	(159,561)
Net proceeds from sale of buildings	8,525,041	- - - - -	- - - - -
Net cash provided by (used in) investing activities	7,941,711	(2,227,743)	(159,561)

Cash flows from financing activities:
Proceeds from issuance of debt	509,515	1,225,804	1,074,407
Payments of debt	(7,751,679)	(149,606)	(136,433)
Payments of loan fees	- - - - -	(25,735)	(116,874)
Net cash (used in) provided by financing activities	(7,242,164)	1,050,463	821,100

Net increase (decrease) in cash	796,722	(833,000)	1,016,245

Cash, beginning of year	399,514	1,232,514	216,269

Cash, end of year	$1,196,236	$399,514	$1,232,514

Cash paid for interest, net of interest capitalized	$804,363	$806,991	$847,882

Non cash financing activity:
Refinance of mini-permanent loan with mortgage loan	- - - - -	- - - - -	$3,249,992

Non cash investing activity:
Capital improvements financed through accounts payable and accrued liabilities	- - - - -	$314,710	- - - - -

See accompanying notes to the financial statements.

Capital Builders Development Properties II

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

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

During the month of July 2002, the Highlands 80 project (8 individual buildings) was listed for sale, and during the month of October 2002 the CPC project (two individual buildings) was listed for sale, which resulted in all real estate assets of the Partnership being listed for sale during the year ended December 31, 2002. As discussed in Note 3, four of the eight H80 buildings were sold during the fourth quarter of 2002, resulting in gain recognition of $4,240,907. No other buildings or project were sold during the year ended December 31, 2002. However, as discussed in Note 3, subsequent to year-end one additional H80 building was sold, resulting in gain recognition, and the CPC project was sold, resulting in gain recognition. In conjunction with each sale, the corresponding debt was paid in full.

In accordance with the Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), the current year results from the operations and financial position of the entire entity have been classified as discontinued operations as the Partnership had listed all assets for sale before December 31, 2002 and the Partnership had met all of the other criteria of long-lived assets to be disposed of by sale. Additionally, all prior periods have been stated as if the entire entity had been a discontinued operation. Depreciation was ceased on all buildings or project when the buildings or project was listed for sale in accordance with FAS 144.

Additionally, in accordance with FAS 144, all unsold buildings were evaluated for impairment. No impairment adjustments were required.

Management has not and will not adopt a strategy for dissolving the Partnership until such time as a majority of the Partnership's properties have been sold, sales contracts for the balance of the properties are pending, and the General Partner approves such a plan.

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

Allowance for Doubtful Accounts Receivable

The allowance for doubtful accounts is based upon analysis of possible losses from trade receivables. The allowance for doubtful accounts was $20,049 and $3,201 as of December 31, 2002 and 2001, respectively. The provision for losses during the years ended December 31, 2002 and 2001 was $16,648 and $3,201, respectively.

Net Loss per Limited Partnership Unit

The net loss per Limited Partnership Unit is computed based on the weighted average number of Units outstanding of 23,030 during the years ended December 31, 2002 , 2001 and 2000.

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

All acquisition fees and expenses, all underwriting commissions, and all offering and organizational expenses which can be paid are limited to 20% of the gross proceeds from sales of Partnership Units provided the Partnership incurs no borrowing to develop its properties. However, these fees may increase to a maximum of 33% of the gross offering proceeds based upon the total acquisition and development costs, including borrowing. Since the formation of the Partnership, 27.5% of these fees were paid to the Partnership's related parties, leaving a remaining maximum of 5.5% ($633,325) of the gross offering proceeds. The Managing general Partner is projecting that the Partnership will most likely not incur any portion of these fees, although the ultimate amount of these costs cannot be determined until the Phase III Highlands 80 property is fully developed.

The total management fees paid to the Managing General Partner were $125,320, $131,105 and $115,635 for the years ended December 31, 2002, 2001 and 2000, respectively, while total reimbursement of expenses was $288,229, $270,706 and $226,652 respectively.

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

NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account at December 31, are as follows:
	2002	2001
Land	$ 2,858,121	$ 4,053,799
Building and Improvements	8,048,437	9,256,574
Tenant Improvements	940,190	1,772,746
Construction in Progress	- - - - -	2,001,819
Investment property, at cost	11,846,748	17,084,938

Less: accumulated depreciation and amortization	(2,070,581)	(3,149,455)

Investment property, net	$ 9,776,167	$ 13,935,483

During the fourth quarter 2002, the Partnership sold four out of the eight Highlands 80 buildings. The Partnership received net proceeds of $8,525,041 after commissions and closing costs. The sale of these buildings resulted in gain recognition of $4,240,907. In conjunction with these sales, tenant security deposits were assumed by the Buyers while the Partnership retained ownership of the accounts receivable.

The remaining Highlands 80 buildings are listed for sale, with one currently under contract to be sold for $1,850,000. The Partnership closed the sale subsequent to December 31, 2002, netting the Partnership $1,774,160 in proceeds after sales commissions and closing costs. The sales price exceeded the book value of the building.

As of December 31, 2002, the Partnership also had Capital Professional Center under contract for sale for $8,000,000. The Partnership closed the sale subsequent to December 31, 2002, netting the Partnership $7,649,350 in proceeds after sales commissions and closing costs. The sales price exceeded the book value of the project.

NOTE 4 - NOTES PAYABLE

Notes Payable consist of the following at December 31,:
	2002	2001

A mortgage loan of $4,200,000 with a fixed interest rate of 7.97% and requiring monthly principal and interest payments of $32,333, which is sufficient to amortize the loan over 25 years. The loan is due January 10, 2006. The note is collateralized by a First Deed Of Trust on Capital Professional Center's (CPC) land, buildings and improvements. This loan was paid off subsequent to December 31, 2002.

	$ 4,084,942	$ 4,144,755
A mini-permanent loan of $5,000,000 with a fixed 8.95% interest rate. The loan required monthly principal and interest payments of $41,789 which was sufficient to amortize the loan over 25 years. The loan was due October 1, 2002. The note was collateralized by a First Deed Of Trust on Highlands 80 Phase I land, buildings and improvements. This Note was paid in full in the fourth quarter of 2002.	- - - - -	4,542,367
A construction loan of $1,930,000 with a variable interest rate of one month LIBOR plus 350 basis points. The loan required monthly interest only payments and its due date was November 3, 2002. The note was collateralized by a First Deed of Trust on Highlands 80 Phase II land, buildings and improvements. This Note was paid in full in the fourth quarter of 2002.	- - - - -	1,863,759
A construction loan of $2,390,000 with a variable interest rate of one month LIBOR plus 350 basis points. The loan required monthly interest only payments and was due February 13, 2003. The Note was collateralized by a First Deed of Trust on Highlands 80 Phase III land, buildings and improvements, and was cross collateralized by Highlands 80 Phase I and Phase II improvements. This Note was paid in full in the fourth quarter of 2002.	- - - - -	776,225
Total Notes Payable	$ 4,084,942	$ 11,327,106

The Partnership is in compliance with all restrictive debt covenants as of December 31, 2002.

Scheduled principal payments during 2003, 2004, 2005, and 2006 are $64,311, $70,106, 75,904 and $3,874,621, respectively; however, the mortgage loan was paid off in January 2003, concurrent with the 2003 property sales discussed in Note 3.

The pay off of mortgage loans did not result in gain or loss being recognized.

The Partnership's Highlands 80 Phase I mini-permanent, and Phase II and III construction loans were paid in full during the fourth quarter of 2002.

NOTE 5 - LEASES

The Partnership leases its continuing property under long term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments, excluding leases associated with the January 2003 sales, under these leases for the full years ending December 31 are as follows:

2003	$ 260,619
2004	244,872
2005	186,810
2006	155,848
Total	$ 848,149

NOTE 6 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
YEAR 2002	March 31	June 30	September 30	December 31
Revenues	$669,103	$702,756	$628,958	$506,643
Gain on sale of investment properties	- - - - -	- - - - -	- - - - -	$4,240,907
Net (loss)/income	($74,650)	($146,365)	($64,794)	$4,275,652
Net (loss)/income per limited partnership unit	($3.21)	($6.29)	($2.79)	$183.80

YEAR 2001	March 31	June 30	September 30	December 31
Revenues	$641,635	$701,798	$663,837	$670,315
Net (loss)/income	($29,758)	$32,587	($69,859)	($7,254)
Net (loss)/income per limited partnership unit	($1.28)	$1.40	($3.03)	($0.28)

NOTE 7 - RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

A reconciliation of the net loss as reflected on the accompanying Statements of Operations to that reflected on the Federal income tax return for the years ended December 31 is as follows:
	2002	2001	2000

Net income (loss) - Statements of Operations	$3,989,843	($74,284)	($101,664)

Adjustments
Resulting from:
Difference in depreciation and amortization and in 2002 the sale of properties	(1,508,585)	141,516	5,276

Net income (loss) - tax return	$2,481,258	$67,232	($96,388)

Partners' equity - Statements of Partners' Equity	$ 7,148,672	$3,158,829	$3,233,113

Increases
resulting from:
Difference in depreciation and amortization	1,601,743	3,110,328	2,968,812

Selling expenses for Partnership units	1,713,666	1,713,666	1,713,666

Partners' equity - tax return	$10,464,081	$7,982,823	$7,915,591

Taxable income (loss) per Limited Partnership unit after giving effect to the taxable income or (loss) allocated to the General Partner	$106.66	$2.89	($4.14)

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

The estimated fair values of the Partnership's financial instruments are as follows:,
	December 31, 2002		December 31, 2001
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Liabilities
Note payable	- - - - -	- - - - -	$4,542,367	$4,542,367
Note payable	- - - - -	- - - - -	$1,863,759	$1,863,759
Note payable	- - - - -	- - - - -	$ 776,225	$ 776,225
Note payable	$4,084,942	$4,084,942	$4,144,755	$4,144,755

NOTE 9 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimated useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. The Partnership adopted SFAS No. 142 on January 1, 2002, and because the Partnership has not recorded goodwill or intangible assets with indefinite useful lives, the adoption of SFAS No. 142 did not have an impact on the Partnership's financial statements. The Partnership has recorded intangible assets with estimated useful lives, primarily loan fees and leasing commissions, and has applied SFAS No. 142 and SFAS No. 144 effective January 1, 2002. The adoption of these accounting standards did not impact to the Partnership's financial statements.

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

In August, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lives assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership adopted SFAS No. 144 on January 1, 2002 and the adoption of SFAS No. 144 did not have an impact on the Partnership's financial statements.

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

The officers, directors, and key personnel of CB are as follows:
Name	Office
Michael J. Metzger	President and Director
Mark J. Leggio	Director
Ellen Wilcox	Director
Andrew Gianulias	Director

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

Ellen Wilcox: Ellen Wilcox is a Registered Investment Advisor, the current Owner/Manager of Crestview Capital Management and the former Owner/Manager of Wilcox Financial Services. She is licensed in General Securities and Insurance through Linsco/Private Ledger, an NASD Registered Broker/Dealer. As an Investment Advisor and Broker, Ms. Wilcox provides a full range of investment products and services to individuals and small business owners. She has been actively providing such services since 1986. Ms. Wilcox teaches classes on retirement planning, investment strategies, and basic money management. She is a popular speaker and lecturer on financial topics, has authored many published articles, and has appeared on several radio shows.

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

ITEM 11. EXECUTIVE COMPENSATION

The Partnership does not have any officers or employees and, therefore, does not pay compensation to such persons. The Partnership's business is conducted by the Managing General Partner which is entitled under Article IV of the Partnership Agreement to receive underwriting commissions, acquisition fees, property management fees, subordinated real estate commission, share of distribution and an interest in the Partnership. The Managing General Partner's fees totaled $125,320 in 2002, consisting entirely of property management fees which are calculated as 5% of gross rental revenues collected.

In addition to the fees described above, the General Partner is entitled to reimbursement for out of pocket expenses incurred on behalf of the Partnership. Such expenses aggregated $288,229 in 2002.

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

During the year ended December 31, 2002, the Managing General Partner and/or its affiliate received $288,229 for reimbursement of administrative services and $125,320 for property management and administrative fees.

ITEM 14. CONTROLS AND PROCEDURES

A review and evaluation was performed by the Fund's Management, including the Fund's President and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Fund's disclosure controls and procedures as of a date within 90 days prior to the filing of this Annual Report on Form 10-K. Based on that review and evaluation, the President and CFO have concluded that the Fund's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Fund's internal controls or in other factors that could significantly affect the Fund's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Fund.

PART IV

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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
The Partnership filed an 8-K dated November 11, 1992.
The Partnership filed an 8-K dated August 16, 2002.
The Partnership filed an 8-K dated December 17, 2002.

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

The Partnership has not sent an annual report or proxy statements to the Limited Partners and does not intend to send a proxy statement to the Limited Partners. The Partnership will send the Limited Partners an annual report and will furnish the Commission with copies of the annual report on or before April 30, 2003.

CERTIFICATIONS

I, Michael J. Metzger, President of Capital Builders, Inc., certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this annual report on Form 10-K of Capital Builders Development Properties II.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Michael J. Metzger, President

_________________________

Date

I, Kenneth L. Buckler, Chief Financial Officer of Capital Builders, Inc., certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this annual report on Form 10-K of Capital Builders Development Properties II.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Kenneth L. Buckler

Chief Financial Officer

_________________________

Date

Capital Builders Development Properties II
A California Limited Partnership and Subsidiary

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2002

Column A	Column B	Column C	Column D
Description	Encumbrances	Initial Cost	Cost Capitalized Subsequent to Acquisition
		Land (1)	Improvements(1)	Carry Costs
Commercial Office Bldg.
Highlands 80	$0	$919,470	$6,144,627	$29,281
Roseville	4,084,942	986,715	3,677,329	89,326
Commercial Office Bldg.	$4,084,942	$1,906,185	$9,821,956	$118,607
Balance at beginning of period
Additions
Deletions (2)
Balance at end of period

Column A		Column E
Description		Gross Carrying Amount at End of Period
		Land(1)	Buildings & Improvements(1)	Total (1)
Commercial Office Bldg.
Highlands 80		$1,426,336	$5,667,042	$7,093,378
Roseville		1,431,785	3,321,585	4,753,370
Commercial Office Bldg.		$2,858,121	$8,988,627	$11,846,748

		Column E Total
		2000	2001	2002
Balance at beginning of period		$14,917,738	$14,556,377	$17,084,938
Additions		159,561	2,542,453	583,330
Deletions (2)		(520,922)	(13,892)	(5,821,520)
Balance at end of period		$14,556,377	$17,084,938	$11,846,748

Column A	Column F	Column G	Column H	Column I
Description	Accumulated Depre-ciation	Date of Con-struction	Date Acquired	Depre-ciation Life
Commercial Office Bldg.
Highlands 80	$1,321,546	1987	1987	40 Years (Bldg.)
Roseville	749,035	1987	1987	40 Years (Bldg.)
Commercial Office Bldg.	$2,070,581			Life of Lease Tenant Imp.)

		Column F Total
		2000	2001	2002
Balance at beginning of period		$2,714,863	$2,648,467	$3,149,455
Additions		454,526	514,880	352,019
Deletions (2)		(520,922)	(13,892)	(1,430,893)
Balance at end of period		$2,648,467	$3,149,455	$2,070,581

1) Valuation allowance for possible investment loss of $469,000 at December 31, 1995 was charged against the cost basis of the land and building and improvements on a pro rata basis in accordance with the provisions of SFAS No. 121 which was adopted during 1995.

2) Deletions represent the write-off of fully amortized tenant improvement costs during 2000 & 2001 During 2002, deletions represent the sale of Highlands 80 buildings 4604,4700,4704, & 4708).