Form 10-Q
period 2003-03-31
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 2003-05-15
CIK 791452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities and Exchange Act of 1934

For the fiscal quarter ended March 31, 2003

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

As of March 31, 2003 the aggregate Limited Partnership Units held by nonaffiliates of the registrant was 23,030. There is no market for the Units.

Forward-Looking Statements

When used in this quarterly report, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, those set forth in the sections entitled "Potential Factors Affecting Future Operating Results" and "Qualitative and Quantitative Disclosures About Market Risks" below. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the case hereof. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART 1 - FINANCIAL INFORMATION
Capital Builders Development Properties II
(A California Limited Partnership)

BALANCE SHEETS
[Discontinued Operations]
(unaudited)

	March 31,	December 31,
	2003	2002
ASSETS
Cash	$1,490,668	$1,196,236
Accounts receivable, net of allowance for doubtful accounts of $20,049 at March 31, 2003 and December 31, 2002, respectively	47,955	148,588
Investment property, at cost, net of accumulated depreciation of $1,031,878 and $2,070,581 at March 31, 2003 and December 31, 2002, respectively	5,100,442	9,776,167
Lease commissions, net of accumulated amortization of $68,433 and $190,200 at March 31, 2003 and December 31, 2002, respectively	66,918	140,843
Other assets, net of accumulated amortization of $-0- and $34,593 at March 31, 2003 and December 31, 2002, respectively	48,505	90,327

Total assets	$6,754,488	$11,352,161

LIABILITIES AND PARTNERS' EQUITY
Notes payable	- - - - -	$4,084,942
Accounts payable and accrued liabilities	6,484	21,076
Tenant deposits	38,742	97,471

Total liabilities	45,226	4,203,489

Commitments and contingencies
Partners' Equity:
General Partners	20,413	(24,345)
Limited Partners	6,688,849	7,173,017

Total Partners' equity	6,709,262	7,148,672

Total liabilities and Partners' equity	$6,754,488	$11,352,161

See accompanying notes to the financial statements.

Capital Builders Development Properties II
(A California Limited Partnership)

STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31,
[Discontinued Operations]
(unaudited)

	2003	2002
Revenues
Rental and other income	$243,197	$667,159
Interest income	10,571	1,944
Total revenues	253,768	669,103

Expenses
Operating expenses	76,866	137,438
Repairs and maintenance	55,842	87,351
Property taxes	26,328	40,733
Interest	48,611	206,170
General and administrative	79,347	77,437
Depreciation and amortization	- - - - -	194,624
Total expenses	286,994	743,753

Loss from operations	(33,226)	(74,650)

Gain from sale of investment property	4,508,980	- - - - -

Net income (loss)	4,475,754	(74,650)

Allocated to general partner	44,758	(747)
Allocated to limited partners	$4,430,996	($73,903)
Net income (loss) per limited partnership unit	$192.40	($3.21)
Average units outstanding	23,030	23,030

See accompanying notes to the financial statements.

Capital Builders Development Properties II
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31,
[Discontinued Operations]

	2003	2002
Cash flows from operating activities:
Net income (loss)	$4,475,754	($74,650)
Adjustments to reconcile net income (loss) to cash flow (used in) provided by operating activities:
Gain from sale of investment property	(4,508,980)	- - - - -
Depreciation and amortization	- - - - -	194,624
Changes in assets and liabilities
Decrease in accounts receivable	14,819	43,080
Increase in leasing commissions	- - - - -	(2,043)
(Increase) Decrease in other assets	(15,834)	3,752
(Decrease) Increase in accounts payable and accrued liabilities	(14,592)	41,044
(Decrease) Increase in tenant deposits	(58,729)	5,288
Net cash (used in) provided by operating activities	(107,562)	211,095

Cash flows from investing activities:
Improvements to investment properties	(5,620)	(538,635)
Net proceeds from sale of investment property	9,407,720	- - - - -
Net cash provided by (used in) investing activities	9,402,100	(538,635)

Cash flows from financing activities:
Proceeds from issuance of debt	- - -	497,416
Payments of debt	(4,084,942)	(38,276)
Distribution to Limited Partners	(4,915,164)	- - - - -
Net cash (used in) provided by financing activities	(9,000,106)	459,140

Net increase in cash	294,432	131,600

Cash, beginning of period	1,196,236	399,514

Cash, end of period	$1,490,668	$531,114

Cash paid for interest	$48,611	$206,170

See accompanying notes to the financial statements.

Capital Builders Development Properties II

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003

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

During July 2002, the Highlands 80 buildings (8 individual buildings) were listed for sale, along with the Capital Professional Center project ("CPC") (two individual buildings). This resulted in all real estate assets of the Partnership being listed for sale during the year ended December 31, 2002. As discussed in Note 3, five of the eight H80 buildings and CPC have been sold as of the quarter ended March 31, 2003, leaving three Highlands 80 buildings unsold as of March 31, 2003.

In accordance with the Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), the current year results from the operations and financial position of the entire entity, as well as all other periods presented, have been classified as discontinued operations as the Partnership had listed all assets for sale before December 31, 2002 and the Partnership had met all of the other criteria of long-lived assets to be disposed of by sale. Depreciation was ceased on all buildings or project when the buildings or project was listed for sale in accordance with FAS 144.

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

The Partnership's investment property consists of commercial land, buildings and leasehold improvements that are carried net of accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives of three to forty years. The straight-line method of depreciation is followed for financial reporting purposes. Depreciation and amortization was ceased when the corresponding real estate assets were listed for sale.

Other Assets

Included in other assets are loan fees. Loan fees are amortized over the life of the related note. In conjunction with the payoff of all notes, loan fees were fully amortized.

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

Allowance for Doubtful Accounts Receivable

The allowance for doubtful accounts is based upon analysis of possible losses from trade receivables. The allowance for doubtful accounts was $20,049 as of March 31, 2003 and December 31, 2002. The provision for losses during the periods ended March 31, 2003 and December 31, 2002 was $-0- and $16,648, respectively.

Net Income (Loss) per Limited Partnership Unit

The net income (loss) per Limited Partnership Unit is computed based on the weighted average number of Units outstanding of 23,030 during the periods ended March 31, 2003 and December 31, 2002.

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

All acquisition fees and expenses, all underwriting commissions, and all offering and organizational expenses which can be paid are limited to 20% of the gross proceeds from sales of Partnership Units provided the Partnership incurs no borrowing to develop its properties. However, these fees may increase to a maximum of 33% of the gross offering proceeds based upon the total acquisition and development costs, including borrowing. Since the formation of the Partnership, 27.5% of these fees were paid to the Partnership's related parties, leaving a remaining maximum of 5.5% ($633,325) of the gross offering proceeds. The Managing General Partner does not believe that any remaining portion of these fees are payable by the Partnership, although the ultimate amount of these costs cannot be determined until the remaining Highlands 80 Phase III property is fully developed.

The total management fees paid to the Managing General Partner were $13,157, and $33,136 for the three months ended March 31, 2003 and 2002, respectively, while total reimbursement of expenses was $71,245 and $74,708, respectively.

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

NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account are as follows for the periods ending:
	March 31, 2003	December 31, 2002
Land	$ 1,165,958	$ 2,858,121
Building and Improvements	4,246,304	8,048,437
Tenant Improvements	720,058	940,190
Investment property, at cost	6,132,320	11,846,748
Less: accumulated depreciation and amortization	(1,031,878)	(2,070,581)
Investment property, net	$ 5,100,442	$ 9,776,167

During 2002, the Partnership sold four out of the eight Highlands 80 buildings. The Partnership received net proceeds of $8,525,041 after commissions and closing costs. The sale of these buildings resulted in a prior year gain recognition of $4,240,907. In conjunction with these sales, tenant security deposits were assumed by the Buyers while the Partnership retained ownership of the accounts receivable.

During January 2003, the Partnership sold an additional Highlands 80 building and CPC. The Partnership received net proceeds of $9,407,720 after commissions and closing costs. The sale of these assets resulted in gain recognition of $4,508,980 during the quarter ended March 31, 2003. In conjunction with these sales, tenant security deposits were assumed by the Buyers while the Partnership retained ownership of the accounts receivable.

The remaining three Highlands 80 buildings are listed for sale, with one currently under contract to be sold for $2,435,000. The expected sales price exceeds the book value of the building. The remaining two Highlands 80 buildings are expected to be sold for amounts in excess of their book values.

NOTE 4 - NOTES PAYABLE
Notes Payable consist of the following at March 31,:	2003	2002

A mortgage loan of $4,200,000 with a fixed interest rate of 7.97% and requiring monthly principal and interest payments of $32,333, which was sufficient to amortize the loan over 25 years. The loan was due January 10, 2006. The note was collateralized by a First Deed Of Trust on Capital Professional Center's (CPC) land, buildings and improvements. This loan was paid in full in the first quarter of 2003.

	$ - - - - -	$ 4,084,942

Total Notes Payable	$ - - - - -	$ 4,084,942

The Partnership was in compliance with all restrictive debt covenants during the first quarter of 2003.

The Partnership did not incur any gain or loss from the pay off of the mortgage loans.

NOTE 5 - LEASES

The Partnership leases its continuing property under long term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments, excluding leases associated with the January 2003 sales, under these leases for the full years ending December 31 are as follows:
2003	$ 329,222
2004	303,528
2004	228,296
2005	187,848
Total	$ 1,048,894

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

The estimated fair values of the Partnership's financial instruments are as follows:,
	March 31, 2003		December 31, 2002
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Liabilities
Note payable	$ - - -	$ - - -	$4,084,942	$4,084,942

NOTE 7 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). This statement requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. SFAS No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset, i.e., the associated asset retirement costs, and to depreciate that cost over the life of the asset. The liability is increased at the end of each period to reflect the passage of time, i.e., accretion expense, and changes in the estimated future cash flows underlying the initial fair value measurement. The Partnership adopted SFAS No. 143 on January 1, 2003. This statement had no material impact on the Partnership's financial reporting and related disclosures.

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

In accordance with the Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), the current year results from the operations and financial position of the entire entity, as well as all other periods presented, have been classified as discontinued operations as the Partnership had listed all assets for sale before December 31, 2002 and the Partnership had met all of the other criteria of long-lived assets to be disposed of by sale. Additionally, all prior periods have been stated as if the entire entity had been a discontinued operation. Depreciation was ceased on all buildings or project when the buildings or project was listed for sale in accordance with FAS 144.

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

The Partnership's primary current sources of cash are from cash balances, property rental income and sales proceeds once the remaining Highlands 80 buildings are sold. As of March 31, 2003, the Partnership had $1,490,668 in cash. It is the Partnership's investment goal to utilize existing cash reserves for continued leasing operations (tenant improvements and leasing commissions) at Highlands 80 Phase III. The Partnership no longer has any debt service obligations since all loans have been paid off in full. As the remaining Highlands 80 buildings are sold, future net sales proceeds will be distributed to the Limited Partners. Currently, one Highlands 80 building is under contract to be sold for $2,435,000, which is expected to net the Partnership approximately $2,200,000 in cash proceeds if the sale is completed.

During the three months ended March 31, 2003, the Partnership sold an additional Highlands 80 building and the entire Capital Professional Center project. These sales netted the Partnership $9,407,720 after commissions and closing costs. The Partnership utilized these proceeds to pay down its remaining debt of $4,084,942 and made cash distributions to its Limited Partners totaling $4,915,164.

The Partnership's future cash flow from operations should approximate break even until the Highlands 80 Phase III building is leased up or until additional buildings are sold. As Phase III is leased up, rental income will increase; whereas as buildings are sold, rental income will decrease. The Partnership will continue to incur administration costs until all of the assets of the Partnership are sold.

The Partnership will continue to incur improvement costs as the Phase III building is leased. The total projected building and tenant improvement costs expected to be incurred during the remainder of 2003 are estimated to be $930,000. These costs will be funded with current cash reserves.

During the quarter ended March 31, 2003, the Partnership paid $13,157 in management fees to its Managing General Partner. Management fees are classified on the Statements of Operations as an Operating Expense. The General Partner is currently charging 5% of collected revenue.

The Partnership's ability to maintain or improve cash flow is dependent upon its ability to maintain and improve the occupancy of its investment properties and its ability to continue to sell its assets. Management believes the Partnership's financial resources should be adequate to meet 2003's obligations and no adverse change in liquidity is foreseen. The Partnership's properties' current market values are in excess of its total liabilities.

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

Results of Operations

During the three months ended March 31, 2003 as compared to March 31, 2002, the Partnership's total revenues decreased by $415,335 (62.1%), while its expenses also decreased by $456,759 (61.4%), resulting in a decrease in net loss from operations of $41,424 (55.5%).

The decrease in revenue, expenses and net loss from operations is due the sale of five out of the eight buildings at Highlands 80 and the sale of Capital Professional Center. During the fourth quarter of 2002, four of the Highlands 80 buildings were sold. During the three months ended March 31, 2003, an additional Highlands 80 building and Capital Professional Center were sold. The Partnership utilized these proceeds to pay down its remaining debt of $4,084,942 and made cash distributions to its Limited Partners totaling $4,915,164. These sales resulted in the Partnership recognizing a gain from sale of investment property totaling $4,508,980 and a total net income of $4,475,754 for the three months ended March 31, 2003. General and administrative costs primarily include fixed costs which did not fluctuate with the building sales.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Partnership does not have a material market risk due to financial instruments held by the Partnership.

ITEM 4. CONTROLS AND PROCEEDS

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

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 10-Q

(a) Exhibits - Exhibit 99

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL BUILDERS DEVELOPMENT PROPERTIES II

a California Limited Partnership

By: Capital Builders, Inc.

Its Corporate General Partner

Date: May 9, 2003

By:_____________________________________

Michael J. Metzger

President

Date: May 9, 2003

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

____________________

Date

__________________________________

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

_____________________

Date

____________________________________

Kenneth L. Buckler

Chief Financial Officer