Form 10-Q
period 2003-06-30
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 2003-08-14
CIK 791452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities and Exchange Act of 1934

For the fiscal quarter ended: June 30, 2003

Commission File Number: 33-4682

CAPITAL BUILDERS DEVELOPMENT PROPERTIES II,

A CALIFORNIA LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization:

California

I.R.S. Employer Identification No.: 77-0111643

Address of principal executive offices:

1130 Iron Point Road, Suite 170, Folsom, California 95630

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

As of June 30, 2003 the aggregate Limited Partnership Units held by nonaffiliates of the registrant was 23,030. There is no market for the Units.

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
(A California Limited Partnership)

BALANCE SHEETS
[Discontinued Operations]
(unaudited)

	June 30,	December 31,
	2003	2002
ASSETS
Cash	$1,369,969	$1,196,236
Accounts receivable, net of allowance for doubtful accounts of $20,049 at June 30, 2003 and December 31, 2002, respectively	49,938	148,588
Investment property, at cost, net of accumulated depreciation of $1,031,878 and $2,070,581 at June 30, 2003 and December 31, 2002, respectively	5,108,519	9,776,167
Lease commissions, net of accumulated amortization of $68,433 and $190,200 at June 30, 2003 and December 31, 2002, respectively	84,067	140,843
Other assets, net of accumulated amortization of $-0- and $34,593 at June 30, 2003 and December 31, 2002, respectively	5,513	90,327

Total assets	$6,618,006	$11,352,161

LIABILITIES AND PARTNERS' EQUITY
Notes payable	- - - - -	$4,084,942
Accounts payable and accrued liabilities	5,467	21,076
Tenant deposits	41,862	97,471

Total liabilities	47,329	4,203,489

Commitments and contingencies
Partners' Equity:
General Partner	19,875	(24,345)
Limited Partners	6,550,802	7,173,017

Total Partners' equity	6,570,677	7,148,672

Total liabilities and Partners' equity	$6,618,006	$11,352,161

See accompanying notes to the financial statements.

Capital Builders Development Properties II
(A California Limited Partnership)

STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30,
[Discontinued Operations]
(unaudited)

	2003		2002
	Three	Six	Three	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended

Revenues
Rental and other income	$139,540	$382,737	$701,018	$1,368,177
Interest income	3,055	13,626	1,738	3,682

Total revenues	142,595	396,363	702,756	1,371,859

Expenses
Operating expenses	57,095	133,961	131,126	268,564
Repairs and maintenance	15,187	71,029	169,412	256,763
Property taxes	42,798	69,126	39,325	80,058
Interest	- - - - -	48,611	229,096	435,266
General and administrative	81,269	160,616	80,337	157,774
Depreciation and amortization	- - - - -	- - - - -	199,825	394,449

Total expenses	196,349	483,343	849,121	1,592,874

Loss from operations	(53,754)	(86,980)	(146,365)	(221,015)

Gain from sale of investment property	- - - - -	4,508,980	- - - - -	- - - - -

Net (loss) income	(53,754)	4,422,000	(146,365)	(221,015)

Allocated to general partner	(538)	44,220	(1,464)	(2,210)

Allocated to limited partners	($53,216)	$4,377,780	($144,901)	($218,805)

Net (loss) income per limited partnership unit	($2.31)	$190.09	($6.29)	($9.50)

Average units outstanding	23,030	23,030	23,030	23,030

See accompanying notes to the financial statements.

Capital Builders Development Properties II
(A California Limited Partnership)
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30,
[Discontinued Operations]

	2003	2002

Cash flows from operating activities:
Net income (loss)	$4,422,000	($221,015)
Adjustments to reconcile net income (loss) to cash flow (used in) provided by operating activities:
Gain from sale of investment property	(4,508,980)	- - - - -
Depreciation and amortization	- - - - -	394,449
Changes in assets and liabilities
Decrease in accounts receivable	12,836	36,057
Increase in leasing commissions	(17,149)	(48,885)
Decrease (Increase) in other assets	27,158	(93,292)
(Decrease) Increase in accounts payable and accrued liabilities	(15,609)	5,553
(Decrease) Increase in tenant deposits	(55,609)	7,237

Net cash (used in) provided by operating activities	(135,353)	80,104

Cash flows from investing activities:
Improvements to investment properties	(13,697)	(568,291)
Net proceeds from sale of investment property	9,407,720	- - - - -

Net cash provided by (used in) investing activities	9,394,023	(568,291)

Cash flows from financing activities:
Proceeds from issuance of debt	- - - - -	508,652
Payments of debt	(4,084,942)	(77,138)
Distribution to Limited Partners	(4,999,995)	- - - - -

Net cash (used in) provided by financing activities	(9,084,937)	431,514

Net increase (decrease) in cash	173,733	(56,673)

Cash, beginning of period	1,196,236	399,514

Cash, end of period	$1,369,969	$342,841

Cash paid for interest	$48,611	$435,266

See accompanying notes to the financial statements.

Capital Builders Development Properties II

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

June 30, 2003

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

During July 2002, the Highlands 80 ("H80") buildings (8 individual buildings) were listed for sale, along with the Capital Professional Center project ("CPC") (two individual buildings). This resulted in all real estate assets of the Partnership being listed for sale during the year ended December 31, 2002. As discussed in Note 3, five of the eight H80 buildings and CPC have been sold as of the quarter ended March 31, 2003, leaving three H80 buildings unsold as of June 30, 2003.

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), the current year results from the operations and financial position of the entire entity, as well as all other periods presented, have been classified as discontinued operations as the Partnership had listed all assets for sale before December 31, 2002 and the Partnership had met all of the other criteria of long-lived assets to be disposed of by sale. Depreciation was ceased on all buildings or project when the buildings or project were listed for sale in accordance with FAS 144.

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

Allowance for Doubtful Accounts Receivable

The allowance for doubtful accounts is based upon analysis of possible losses from trade receivables. The allowance for doubtful accounts was $20,049 as of June 30, 2003 and December 31, 2002. The provision for losses during the periods ended June 30, 2003 and December 31, 2002 was $-0- and $16,648, respectively.

Net Income (Loss) per Limited Partnership Unit

The net income (loss) per Limited Partnership Unit is computed based on the weighted average number of Units outstanding of 23,030 during the periods ended June 30, 2003 and December 31, 2002.

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

The total management fees paid to the Managing General Partner were $17,124, and $67,519 for the six months ended June 30, 2003 and 2002, respectively, while total reimbursement of expenses was $133,521 and $154,255, respectively. For the second quarter 2003, the total management fees paid to the Managing General Partner were $3,967, and $34,383 for the three months ended June 30, 2003 and 2002, respectively, while total reimbursement of expenses was $62,276 and $79,547, respectively.

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

NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account are as follows for the periods ended:
	June 30, 2003	December 31, 2002
Land	$ 1,165,958	$ 2,858,121
Building and improvements	4,246,304	8,048,437
Tenant Improvements	728,135	940,190
Investment property, at cost	6,140,397	11,846,748
Less: accumulated depreciation and amortization	(1,031,878)	(2,070,581)

Investment property, net	$ 5,108,519	$ 9,776,167

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

During January 2003, the Partnership sold an additional Highlands 80 building and CPC. The Partnership received net proceeds of $9,407,720 after commissions and closing costs. The sale of these assets resulted in gain recognition of $4,508,980 during the quarter ended March 31, 2003. In conjunction with these sales, tenant security deposits were assumed by the Buyers while the Partnership retained ownership of the accounts receivable. There were no additional sales during the quarter ended June 30, 2003.

The sales listing with the sales broker for the three remaining Highlands 80 buildings has expired. It is Management's intention to not formally re-list these buildings with the broker at this point in time. However, the Partnership's decision to sell the buildings has not changed and the broker continues to solicit the buildings for sale.

NOTE 4 - NOTES PAYABLE

Notes Payable consist of the following at June 30,:	2003	2002

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

The Partnership was in compliance with all restrictive debt covenants during the first quarter of 2003 and held no debt during the second quarter of 2003.

The Partnership did not incur any gain or loss from the pay off of the mortgage loans.

NOTE 5 - LEASES

The Partnership leases its continuing property under long term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments, excluding leases associated with the January 2003 sales, under these leases for the full years ending December 31 are as follows:
2003	438,103
2004	458,546
2005	387,516
2006	254,448
Total	$ 1,538,613

NOTE 6 - RECENTLY ISSUED ACCOUNTING STANDARDS

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

The Partnership's primary current sources of cash are from cash balances, property rental income and sales proceeds once the remaining Highlands 80 buildings are sold. As of June 30, 2003, the Partnership had $1,369,969 in cash. It is the Partnership's investment goal to utilize existing cash reserves for continued leasing operations (tenant improvements and leasing commissions) at Highlands 80 Phase III. The Partnership no longer has any debt service obligations since all loans have been paid off in full. As the remaining Highlands 80 buildings are sold, future net sales proceeds will be distributed to the Limited Partners.

During the six months ended June 30, 2003, the Partnership sold an additional Highlands 80 building and the entire Capital Professional Center project. These sales netted the Partnership $9,407,720 after commissions and closing costs. The Partnership utilized these proceeds to pay down its remaining debt of $4,084,942 and made cash distributions to its Limited Partners totaling $4,999,995.

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

During the six months ended June 30, 2003, the Partnership paid $17,124 in management fees to its Managing General Partner. Management fees are classified on the Statements of Operations as an Operating Expense. The General Partner is currently charging 5% of collected revenue.

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

Results of Operations

During the six months ended June 30, 2003 as compared to June 30, 2002, the Partnership's total revenues decreased by $975,496 (71.1%), while its expenses also decreased by $1,109,531 (69.7%), resulting in a decrease in net loss from operations of $134,035 (60.6%).

The decrease in revenue, expenses and net loss from operations is due the sale of five out of the eight buildings at Highlands 80 and the sale of Capital Professional Center. During the fourth quarter of 2002, four of the Highlands 80 buildings were sold. During the six months ended June 30, 2003, an additional Highlands 80 building and Capital Professional Center were sold. The Partnership utilized these proceeds to pay down its remaining debt of $4,084,942 and made cash distributions to its Limited Partners totaling $4,999,995. These sales resulted in the Partnership recognizing a gain from sale of investment property totaling $4,508,980 and a total net income of $4,422,000 for the six months ended June 30, 2003. General and administrative costs primarily include fixed costs which did not fluctuate with the building sales.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Partnership does not have a material market risk due to financial instruments held by the Partnership.

ITEM 4. CONTROLS AND PROCEEDS

  Disclosure Controls and Procedures

  The undersigned principal executive officer and principal financial offer of Capital Builders Development Properties II conclude that Capital Builders Development Properties II's disclosure controls and procedures are effective as of June 30, 2003 based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 15d-15.

  Changes in Internal Control over Financial Reporting

There has been no change in Capital Builders Development Properties II's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 15d-15 that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, Capital Builders Development Properties II's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 10-Q

  Exhibits

31.1 Rule 13a-14 Certification

31.2 Rule 13a-14 Certification

32.1 Section 1350 Certifications*

* This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is deemed to be "filed" with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL BUILDERS DEVELOPMENT PROPERTIES II

a California Limited Partnership

By: Capital Builders, Inc.

Its Corporate General Partner

Date: August 11, 2003

By:_____________________________________

Michael J. Metzger

President

Date: August 11, 2003

By:_____________________________________

Kenneth L. Buckler

Chief Financial Officer