Form 10-Q
period 2003-09-30
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 2003-11-13
CIK 791452

3: UNITED STATES

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities and Exchange Act of 1934

For the fiscal quarter ended: September 30, 2003

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

As of September 30, 2003 the aggregate Limited Partnership Units held by nonaffiliates of the registrant was 23,030. There is no market for the Units.

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
(A California Limited Partnership)

BALANCE SHEETS
[Discontinued Operations]
(unaudited)

	September 30,	December 31,
	2003	2002
ASSETS
Cash	$1,346,142	$1,196,236
Accounts receivable, net of allowance for doubtful accounts of $20,049 at September 30, 2003 and December 31, 2002, respectively	45,142	148,588
Investment property, at cost, net of accumulated depreciation of $1,031,878 and $2,070,581 at September 30, 2003 and December 31, 2002, respectively	5,325,394	9,776,167
Lease commissions, net of accumulated amortization of $68,433 and $190,200 at September 30, 2003 and December 31, 2002, respectively	84,067	140,843
Other assets, net of accumulated amortization of $-0- and $34,593 at September 30, 2003 and December 31, 2002, respectively	5,513	90,327

Total assets	$6,806,258	$11,352,161

LIABILITIES AND PARTNERS' EQUITY
Notes payable	- - - - -	$4,084,942
Accounts payable and accrued liabilities	165,081	21,076
Tenant deposits	41,862	97,471

Total liabilities	206,943	4,203,489

Commitments and contingencies
Partners' Equity:
General Partner	20,161	(24,345)
Limited Partners	6,579,154	7,173,017

Total Partners' equity	6,599,315	7,148,672

Total liabilities and Partners' equity	$6,806,258	$11,352,161

See accompanying notes to the financial statements.

Capital Builders Development Properties II
(A California Limited Partnership)

STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30
[Discontinued Operations]
(unaudited)

	2003		2002
	Three	Nine	Three	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended

Revenues
Rental and other income	$158,444	$541,181	$627,592	$1,995,769
Interest income	2,633	16,259	1,366	5,048

Total revenues	161,077	557,440	628,958	2,000,817

Expenses
Operating expenses	47,286	181,247	150,903	419,467
Repairs and maintenance	15,646	86,675	173,079	429,842
Property taxes	15,730	84,856	39,487	119,545
Interest	- - - - -	48,611	213,875	649,141
General and administrative	53,779	214,395	81,516	239,290
Depreciation and amortization	- - - - -	- - - - -	34,895	429,344

Total expenses	132,441	615,784	693,755	2,286,629

Income (loss) from operations	28,636	(58,344)	(64,797)	(285,812)

Gain from sale of investment property	- - - - -	4,508,980	- - - - -	- - - - -

Net income (loss)	28,636	4,450,636	(64,797)	(285,812)

Allocated to general partner	286	44,506	(648)	(2,858)

Allocated to limited partners	$28,350	$4,406,130	($64,149)	($282,954)

Net income (loss) per limited partnership unit	$1.23	$191.32	($2.79)	($12.29)

Average units outstanding	23,030	23,030	23,030	23,030

See accompanying notes to the financial statements.

Capital Builders Development Properties II
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30
[Discontinued Operations]
(unaudited)

	2003	2002
Cash flows from operating activities:
Net income (loss)	$4,450,636	($285,812)
Adjustments to reconcile net income (loss) to cash flow provided by (used in) operating activities:
Gain from sale of investment property	(4,508,980)	- - - - -
Depreciation and amortization	- - - - -	429,344
Changes in assets and liabilities
Decrease in accounts receivable	17,633	56,967
Increase in leasing commissions	(17,149)	(61,746)
Decrease (Increase) in other assets	27,160	(67,741)
Increase (Decrease) in accounts payable and accrued liabilities	144,005	(294,201)
(Decrease) Increase in tenant deposits	(55,609)	7,860
Net cash provided by (used in) operating activities	57,696	(215,329)

Cash flows from investing activities:
Improvements to investment properties	(230,571)	(264,673)
Net proceeds from sale of investment property	9,407,720	- - - - -
Net cash provided by (used in) investing activities	9,177,149	(264,673)

Cash flows from financing activities:
Proceeds from issuance of debt	- - - - -	441,749
Payments of debt	(4,084,942)	(44,411)
Distribution to Limited Partners	(4,999,997)	- - - - -
Net cash (used in) provided by financing activities	(9,084,939)	397,338

Net increase (decrease) in cash	149,906	(82,664)

Cash, beginning of period	1,196,236	399,514

Cash, end of period	$1,346,142	$316,850

Cash paid for interest	$48,611	$649,141

See accompanying notes to the financial statements.

Capital Builders Development Properties II

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

September 30, 2003

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

During July 2002, the Highlands 80 ("H80") buildings (8 individual buildings) were listed for sale, along with the Capital Professional Center project ("CPC") (two individual buildings). This resulted in all real estate assets of the Partnership being listed for sale during the year ended December 31, 2002. As discussed in Note 3, five of the eight H80 buildings and CPC have been sold as of the quarter ended March 31, 2003, leaving three H80 buildings unsold as of September 30, 2003. Subsequent to the quarter ended September 30, 2003, these buildings were formally re-listed for sale. However, the buildings were continuously available for sale throughout the quarter.

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

The Partnership's investment property consists of commercial land, buildings and leasehold improvements that are carried net of accumulated depreciation. Depreciation was provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives of three to forty years. The straight-line method of depreciation was followed for financial reporting purposes. Depreciation and amortization was ceased when the corresponding real estate assets were listed for sale.

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

Allowance for Doubtful Accounts Receivable

The allowance for doubtful accounts is based upon analysis of possible losses from trade receivables. The allowance for doubtful accounts was $20,049 as of September 30, 2003 and December 31, 2002. The provision for losses during the periods ended September 30, 2003 and December 31, 2002 was $-0- and $16,648, respectively.

Net Income (Loss) per Limited Partnership Unit

The net income (loss) per Limited Partnership Unit is computed based on the weighted average number of Units outstanding of 23,030 during the periods ended September 30, 2003 and December 31, 2002.

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

The total management fees paid to the Managing General Partner were $26,198, and $99,764 for the nine months ended September 30, 2003 and 2002, respectively, while total reimbursement of expenses was $201,937 and $221,596, respectively. For the third quarter 2003, the total management fees paid to the Managing General Partner were $9,074, and $32,245 for the three months ended September 30, 2003 and 2002, respectively, while total reimbursement of expenses was $68,416 and $67,341, respectively.

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

NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account are as follows for the periods ended:
		September 30, 2003	December 31, 2002
Land		$ 1,165,958	$ 2,858,121
Building and Improvements		4,283,195	8,048,437
Tenant Improvements		908,119	940,190
Investment property, at cost		6,357,272	11,846,748
Less:	accumulated depreciation and amortization	(1,031,878)	(2,070,581)

Investment property, net		$ 5,325,394	$ 9,776,167

During the fourth quarter of 2002, the Partnership sold four out of the eight Highlands 80 buildings. The Partnership received net proceeds of $8,525,041 after commissions and closing costs. The sale of these buildings resulted in a prior year gain recognition of $4,240,907. In conjunction with these sales, tenant security deposits were assumed by the Buyers while the Partnership retained ownership of the accounts receivable.

During January 2003, the Partnership sold an additional Highlands 80 building and CPC. The Partnership received net proceeds of $9,407,720 after commissions and closing costs. The sale of these assets resulted in gain recognition of $4,508,980 during the quarter ended March 31, 2003. In conjunction with these sales, tenant security deposits were assumed by the Buyers while the Partnership retained ownership of the accounts receivable. There were no additional sales during the quarters ended June 30, 2003 or September 30, 2003.

The sales listing with the sales broker for the three remaining Highlands 80 buildings had expired and was re-instated subsequent to September 30, 2003.

NOTE 4 - NOTES PAYABLE

Notes Payable consist of the

following at September 30,: 2003 2002

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

The Partnership was in compliance with all restrictive debt covenants during the first quarter of 2003 and held no debt during the third quarter of 2003.

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

NOTE 6 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). This statement requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. SFAS No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset, i.e., the associated asset retirement costs, and to depreciate that cost over the life of the asset. The liability is increased at the end of each period to reflect the passage of time, i.e., accretion expense, and changes in the estimated future cash flows underlying the initial fair value measurement. The Partnership adopted SFAS No. 143 on January 1, 2003. This statement had no impact on the Partnership's financial reporting and related disclosures.

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

The Partnership's primary current sources of cash are from cash balances, property rental income and sales proceeds once the remaining Highlands 80 buildings are sold. As of September 30, 2003, the Partnership had $1,346,142 in cash. It is the Partnership's investment goal to utilize existing cash reserves for continued leasing operations (tenant improvements and leasing commissions) at Highlands 80 Phase III. The Partnership no longer has any debt service obligations since all loans have been paid off in full. As the remaining Highlands 80 buildings are sold, future net sales proceeds will be distributed to the Limited Partners.

During the nine months ended September 30, 2003, the Partnership sold an additional Highlands 80 building and the entire Capital Professional Center project. These sales netted the Partnership $9,407,720 after commissions and closing costs. The Partnership utilized these proceeds to pay down its remaining debt of $4,084,942 and made cash distributions to its Limited Partners totaling $4,999,995.

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

The Partnership will continue to incur improvement costs for the Phase III building. As of September 30, 2003, approximately $231,000 of these costs have been incurred. The remaining projected leasing and tenant improvement costs expected to be incurred for Phase III are estimated to be $700,000. These costs will be funded with current cash reserves.

During the nine months ended September 30, 2003, the Partnership paid $26,198 in management fees to its Managing General Partner. Management fees are classified on the Statements of Operations as an Operating Expense. The General Partner is currently charging 5% of collected revenue.

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

Results of Operations

During the nine months ended September 30, 2003 as compared to September 30, 2002, the Partnership's total revenues decreased by $1,443,377 (72.1%), while its expenses also decreased by $1,670,845 (73.1%), resulting in a decrease in net loss from operations of $227,468 (79.6%).

The decrease in revenue, expenses and net loss from operations is due the sale of five out of the eight buildings at Highlands 80 and the sale of Capital Professional Center. During the fourth quarter of 2002, four of the Highlands 80 buildings were sold. During the nine months ended September 30, 2003, an additional Highlands 80 building and Capital Professional Center were sold. The Partnership utilized these proceeds to pay down its remaining debt of $4,084,942 and made cash distributions to its Limited Partners totaling $4,999,995. These sales resulted in the Partnership recognizing a gain from sale of investment property totaling $4,508,980 and a total net income of $4,450,636 for the nine months ended September 30, 2003. General and administrative costs primarily include fixed costs which did not fluctuate with the building sales.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Partnership does not have a material market risk due to financial instruments held by the Partnership.

ITEM 4. CONTROLS AND PROCEEDS

  Disclosure Controls and Procedures

  The undersigned principal executive officer and principal financial offer of Capital Builders Development Properties II conclude that Capital Builders Development Properties II's disclosure controls and procedures are effective as of September 30, 2003 based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 15d-15.

  Changes in Internal Control over Financial Reporting

There has been no change in Capital Builders Development Properties II's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 15d-15 that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, Capital Builders Development Properties II's internal control over financial reporting.

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

CAPITAL BUILDERS DEVELOPMENT PROPERTIES II

a California Limited Partnership

By: Capital Builders, Inc.

Its Corporate General Partner

Date: November 11, 2003

By:_____________________________________

Michael J. Metzger

President

Date: November 11, 2003

By: __________________________________

Kenneth L. Buckler

Chief Financial Officer