Form 10-K
period 2003-12-31
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 2004-03-31
CIK 791452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d)

of the Securities and Exchange Act of 1934

For the fiscal year ended: December 31, 2003

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

As of December 31, 2003 the aggregate Limited Partnership Units held by nonaffiliates of the registrant was 23,030. There is no market for the Units.

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

You may request a free copy of any of the above filings by writing or calling:

Capital Builders Development Properties II

c/o Capital Builders, Inc.

1130 Iron Point Road, Suite 170

Folsom, CA 95630

(916) 353-0500

ITEM 2. PROPERTIES

The Partnership owned 100% equity interest in two properties, Highlands 80 Commerce Center ("H80") and Capital Professional Center ("CPC"). H80 is a three-phase development located in North Highlands, California. Phase I is a 109,083 square foot office/industrial project consisting of five multi-tenant buildings. Phase II consists of approximately 45,777 square feet of two, one-story light industrial/office space buildings and Phase III consists of one, 27,664 square foot, two-story office building. Phase III's building was placed into service during the first quarter of 2002. There is currently one lease signed for this building's space.

During the third quarter of 2002, the Highlands 80 Commerce Center ("H80") was listed for sale and categorized as discontinued operations. During the fourth quarter 2002, four out of the eight buildings listed were sold for cash amounts in excess of their book values. After payment of commissions and closing costs, the net sale proceeds were $8,525,041. These sales resulted in a recognized gain during 2002 of $4,240,907.

During the first quarter of 2003, the Partnership sold an additional Highlands 80 building. The Partnership received net proceeds of $1,758,370 after sales commissions and closing costs. The sales price exceeded the book value of the building.

The three remaining Highlands 80 buildings continue to be listed for sale. The listed sales prices exceed the book value of the buildings.

CPC was a 40,465 square foot office project, located in Roseville, California, consisting of two multi-tenant buildings which were completely developed and had achieved a stabilized occupancy. This project was placed under contract for sale during the fourth quarter 2002 and was classified as discontinued operations at such time. During the first quarter of 2003, the property was sold for a cash amount in excess of its book value. After payment of commissions and closing costs, the net sale proceeds were $7,649,350.

The sales of the Highlands 80 building and the Capital Professional Center project resulted in a recognized gain during 2003 of $4,508,980.

The Partnership's remaining investment properties are located in major urban areas and, therefore, must compete with properties of greater and lesser quality. Such competition is based primarily on rent, location, services and amenities. The properties are suitable for their current and anticipated use.

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

As of December 31, 2003, there were 1,485 holders and 23,030 Limited Partnership Units outstanding.

ITEM 6. SELECTED FINANCIAL DATA

The following constitutes a summary of selected financial data for the following periods (000's omitted except net income (loss) per Limited Partnership Unit):
	2003	2002	2001	2000	1999
Revenues	$703	$2,507	$2,678	$2,414	$2,145
Gain from Sale of Buildings	$4,509	$4,241	- - -	- - -	- - -
Net Income (Loss)	$4,472	$3,990	($74)	($102)	($247)
Net Income (Loss) per Limited Partnership Unit	$192.26	$171.51	($3.19)	($4.37)	($10.63)
Total Assets	$6,828	$11,352	$14,983	$13,626	$12,808
Notes and Loans Payable	- - -	$4,085	$11,327	$10,251	$9,313

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

As of December 31, 2003, all buildings owned by the Partnership had been sold with the exception of three H80 buildings. The three remaining H80 buildings continue to be listed for sale and continue to meet the held for sale criteria in FAS 144 and are classified as held for sale and as discontinued operations. Although the unsold buildings have been held for sale in excess of one year, the delay in sale is outside of Management's control and Management remains committed to its plan to sell the buildings as evidenced by the buildings being continuously listed for sale.

Two of the three H80 buildings have had offers well in excess of their book values; however, Management had not accepted these offers as of December 31, 2003 as Management would rather sell all three buildings at once.

The third building was originally listed for sale as an owner/user building without significant tenant improvements being constructed, as is common in the commercial office space real estate market, due to the fact that owner/users generally prefer to design or help design their tenant improvements. In an effort to make the third building more marketable for sale, rather than reducing the sale price, the Partnership made certain tenant improvements to approximately one-half of the building and began leasing up suites. It is Management's intention to now market the building to both owner/users and investment purchasers. As the building continues to increase its percentage of leased space, the building is expected to become more appealing to the investment buyer. The third building continues to be available for immediate sale in its present condition and Management's plan is to continue to offer the remaining vacant space for lease or sale.

261:

Management anticipates the remaining three H80 buildings will be sold by the end of the second or third quarter of 2004.

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

The Partnership's primary current sources of cash are from cash balances, property rental income and proceeds from the partial sale of its assets. As of December 31, 2003, the Partnership had $1,104,912 in unrestricted cash. It is the Partnership's intention to utilize existing cash balances for continued leasing operations (tenant improvements and leasing commissions) at Highlands 80.

During the year ended December 31, 2003, the Partnership incurred $454,054 in improvements for its Highlands 80 property. These improvements consisted of tenant improvements in Highlands 80 Phase III (a 27,664 sq. foot office building). The Partnership funded these costs with proceeds from sales and accounts payable.

During the year ended December 31, 2003, the Partnership received $9,407,720 of net sales proceeds from the sale of one H80 building and the Capital Professional Center project. The net proceeds from sale were primarily used to pay $4,084,942 of the CPC loan obligation, which represented the remaining outstanding loan balances for the entire Partnership. The remaining net proceeds were used to pay distributions to the Limited Partners in the amount of $4,999,997 for the year ended December 31, 2003, and project improvements as discussed above.

The Partnership may continue to incur improvement costs as the Highlands 80 Phase III building is leased. The total projected tenant improvement costs that may be incurred during 2004 are estimated to be $415,000. These costs will be funded with cash reserves.

During the year ended December 31, 2003, the Partnership paid $33,929 in management fees to its Managing General Partner. Management fees are classified on the Statements of Operations as an Operating Expense. The General Partner is currently charging 5% of collected revenue.

The Partnership's ability to maintain or improve cash flow is dependent upon its ability to maintain and improve the occupancy of its investment properties. Management believes the Partnership's financial resources should be adequate to meet 2004's obligations and no adverse change in liquidity is foreseen. The Partnership's properties' current market values are in excess of their carrying values.

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

Classification as Discontinued Operations:

All real estate assets of the Partnership had been listed for sale during the years ended December 31, 2003 and 2002.

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

Results of Operations

2003 vs 2002

All real estate assets of the Partnership had been listed for sale during the years ended December 31, 2003 and 2002. In accordance with the Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), the current year results from the operations and financial position of the entire entity have been classified as discontinued operations. Additionally, all prior periods have been stated as if the entire entity had been a discontinued operation. Depreciation was ceased on all buildings or project when the buildings or project was listed for sale in accordance with FAS 144.

During the year ended December 31, 2003 as compared to December 31, 2002, the Partnership's total revenues decreased by $1,804,570 (72%), while its expenses decreased by $2,019,091 (73.2%), resulting in a decrease in net loss from operations by $214,521 (85.4%).

The primary reason for the decrease in revenue, expenses and operating loss is due to the Partnership selling portions of its properties.

During the fourth quarter 2002, the Partnership sold four out of the eight Highlands 80 buildings. During the first quarter of 2003, the Partnership sold an additional Highlands 80 building and its entire Capital Professional Center project, leaving the Partnership with only three remaining Highlands 80 buildings. These remaining buildings represent 34% (based on square footage) of the Partnership's pre-sale holdings. These buildings are listed for sale and at their current combined occupancy of 69% as of December 31, 2003 and they are producing a positive cash flow.

The properties sold during 2003 netted the Partnership $9,407,720 in cash proceeds after commissions and closing costs. The sale of these buildings also resulted in gain recognition of $4,508,980 for the year ended December 31, 2003.

2002 vs 2001

During the year ended December 31, 2002 as compared to December 31, 2001, the Partnership's total revenues decreased by $170,125 (6.4%), while its expenses increased by $6,655 (.2%).

The decrease in revenue was primarily due to a decrease in occupancy for Highlands 80 during the year and a loss of revenue from buildings sold during the fourth quarter of 2002.

Expenses increased for the year ended December 31, 2002, as compared to December 31, 2001, primarily due to the net effect of:

a) $32,270 (6.2%) increase in operating expenses due to an increase in utility and insurance costs and the recognition of bad debt expense of $16,842 for uncollectible rent;

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

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS 143, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This Statement was adopted on January 1, 2003 and did not have an impact on the Financial Statements.

In November 2002, the FASB issued FIN 45, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of these recognition provisions did not have a significant impact on the Financial Statements. The disclosure requirements of this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. This Interpretation did not have an impact on the Financial Statements.

ITEM 7a. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Partnership does not have a material market risk due to financial instruments held by the Partnership.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page Number

INDEPENDENT AUDITORS' REPORT 12

FINANCIAL STATEMENTS

BALANCE SHEETS 13

AS OF DECEMBER 31, 2003 AND 2002

STATEMENTS OF OPERATIONS 14

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

STATEMENTS OF PARTNERS' EQUITY 15

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

STATEMENTS OF CASH FLOWS 16

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

NOTES TO FINANCIAL STATEMENTS 17-24

SUPPLEMENTAL SCHEDULE

SCHEDULE III 31

REAL ESTATE AND ACCUMULATED DEPRECIATION

Financial schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in this report.

Independent Auditors' Report

The Partners

Capital Builders Development Properties II:

We have audited the accompanying balance sheets of Capital Builders Development Properties II, a California Limited Partnership, as of December  31, 2003 and 2002, and the related statements of operations, partners' equity and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Builders Development Properties II as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Sacramento, California
February 27, 2004

PART 1 - FINANCIAL INFORMATION
Capital Builders Development Properties II
(A California Limited Partnership)

BALANCE SHEETS
[Discontinued Operations]

	December 31,	December 31,
	2003	2002

ASSETS
Cash	$1,104,912	$1,196,236
Accounts receivable, net of allowance for doubtful accounts of $360 and $20,049 as of December 31, 2003 and 2002, respectively	51,560	148,588
Investment property, at cost, net of accumulated depreciation of $1,031,878 and $2,070,581 at December 31, 2003 and 2002, respectively	5,554,428	9,776,167

Lease commissions, net of accumulated amortization of $190,200 and $240,236 at December 31, 2003 and 2002, respectively	114,644	140,843

Other assets, net of accumulated amortization of $-0- and $34,593 at December 31, 2003 and 2002, respectively	2,888	90,327

Total assets	$6,828,432	$11,352,161

LIABILITIES AND PARTNERS' EQUITY
Notes payable	- - - - -	$4,084,942
Accounts payable and accrued liabilities	159,414	21,076
Tenant deposits	47,906	97,471

Total liabilities	207,320	4,203,489

Commitments and contingencies
Partners' Equity:
General Partners	20,379	(24,345)
Limited Partners	6,600,733	7,173,017

Total Partners' equity	6,621,112	7,148,672

Total liabilities and Partners' equity	$6,828,432	$11,352,161

See accompanying notes to the financial statements.

Capital Builders Development Properties II
(A California Limited Partnership)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,
[Discontinued Operations]

	2003	2002	2001

Revenues
Rental and other income	$684,378	$2,500,494	$2,648,296
Interest income	18,512	6,966	29,289

Total revenues	702,890	2,507,460	2,677,585

Expenses
Operating expenses	219,575	549,623	517,353
Repairs and maintenance	101,534	539,536	419,622
Property taxes	102,310	146,259	158,245
Interest	48,611	804,363	806,991
General and administrative	267,403	277,555	202,006
Depreciation and amortization	- - - - -	441,188	647,652

Total expenses	739,433	2,758,524	2,751,869

Loss from discontinued operations	(36,543)	(251,064)	(74,284)

Gain from sale of investment property	4,508,980	4,240,907	- - - - -

Net income (loss)	4,472,437	3,989,843	(74,284)

Allocated to General Partners	44,724	39,898	(743)

Allocated to Limited Partners	$4,427,713	$3,949,945	($73,541)

Net income (loss) per Limited Partnership Unit	$192.26	$171.51	($3.19)

Average Units outstanding	23,030	23,030	23,030

See accompanying notes to the financial statements.

Capital Builders Development Properties II
(A California Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
[Discontinued Operations]

			Total
	General	Limited	Partners'
	Partners	Partners	Equity

Balance at December 31, 2000	($63,500)	$3,296,613	$3,233,113

Net loss	(743)	(73,541)	(74,284)

Balance at December 31, 2001	(64,243)	3,223,072	3,158,829

Net income	39,898	3,949,945	3,989,843

Balance at December 31, 2002	(24,345)	7,173,017	7,148,672

Net income	44,724	4,427,713	4,472,437

Distributions	- - - - -	(4,999,997)	(4,999,997)

Balance at December 31, 2003	$20,379	$6,600,733	$6,621,112

See accompany notes to the financial statements.

Capital Builders Development Properties II
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,
[Discontinued Operations]

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$4,472,437	$3,989,843	($74,284)
Adjustments to reconcile net income (loss) to cash flow provided by operating activities:
Gain from sale of investment property	(4,508,980)	(4,240,907)	- - - - -
Depreciation and amortization	- - - - -	441,188	647,652
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	5,660	63,575	(113,227)
Increase in leasing commissions	(47,726)	(72,190)	(155,693)
Decrease (Increase) in other assets	29,785	(20,719)	17
(Decrease) Increase in accounts payable and accrued liabilities	(185)	(21,085)	12,103
(Decrease) Increase in tenant deposits	(49,565)	(42,530)	27,712

Net cash (used in) provided by operating activities	(98,574)	97,175	344,280

Cash flows from investing activities:
Improvements to investment properties	(315,531)	(583,330)	(2,227,743)
Net proceeds from sale of buildings	9,407,720	8,525,041	- - - - -

Net cash provided by (used in) investing activities	9,092,189	7,941,711	(2,227,743)

Cash flows from financing activities:
Proceeds from issuance of debt	- - - - -	509,515	1,225,804
Payments of debt	(4,084,942)	(7,751,679)	(149,606)
Payments of loan fees	- - - - -	- - - - -	(25,735)
Distributions to Limited Partners	(4,999,997)	- - - - -	- - - - -

Net cash (used in) provided by financing activities	(9,084,939)	(7,242,164)	1,050,463

Net (decrease) increase in cash	(91,324)	796,722	(833,000)

Cash, beginning of year	1,196,236	399,514	1,232,514

Cash, end of year	$1,104,912	$1,196,236	$399,514

Cash paid for interest, net of interest capitalized	$48,611	$804,363	$806,991

Non cash investing activity:

Capital improvements financed through accounts payable and accrued liabilities	$138,523	- - - - -	$314,710

See accompanying notes to the financial statements.

Capital Builders Development Properties II

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002, AND 2001

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

During July 2002, the Highlands 80 ("H80") buildings (8 individual buildings) were listed for sale, along with the Capital Professional Center project ("CPC") (two individual buildings). This resulted in all real estate assets of the Partnership being listed for sale during the year ended December 31, 2003 and 2002. As discussed in Note 3, five of the eight H80 buildings and CPC have been sold as of the quarter ended March 31, 2003, leaving three H80 buildings unsold as of December 31, 2003. During the fourth quarter ended December 31, 2003, these buildings were formally re-listed for sale. However, the buildings were continuously available for sale throughout the year ended December 31, 2003.

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), the current year results from the operations and financial position of the entire entity, as well as all other periods presented, have been classified as discontinued operations as the Partnership had listed all assets for sale before December 31, 2003 and 2002 and the Partnership had met all of the other criteria of long-lived assets to be disposed of by sale. Depreciation was ceased on all buildings or project when the buildings or project were listed for sale in accordance with FAS 144.

Additionally, in accordance with FAS 144, all unsold buildings were evaluated for impairment. No impairment adjustments were required.

As of December 31, 2003, all buildings owned by the Partnership had been sold with the exception of three H80 buildings. The three remaining H80 buildings continue to be listed for sale and continue to meet the held for sale criteria in FAS 144 and are classified as held for sale and as discontinued operations. Although the unsold buildings have been held for sale in excess of one year, the delay in sale is outside of Management's control and Management remains committed to its plan to sell the buildings as evidenced by the buildings being continuously listed for sale.

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

Lease Commissions

Lease commissions are costs associated with obtaining leases with terms in excess of one year. The Partnership capitalizes these costs and amortizes them on a straight line basis over their related lease term. This amortization was ceased when the corresponding real estate assets were listed for sale.

Income Taxes

The Partnership has no provision for income taxes since all income or losses are reported separately on the individual Partners' tax returns.

Revenue Recognition

Rental income is recognized on a straight-line basis over the life of the lease, which may differ from the scheduled rental payments.

Gains from building sales are recognized using the full accrual method when title has passed to the buyer, the collectibility of the sales price is reasonably assured, the required minimum cash down payment has been received, and the Fund has no continuing involvement with the property. When a sale does not meet the requirements for full profit recognition, the sale or a portion of the profit thereon is deferred until such requirements are met using the deposit, installment, or cost recovery methods, as appropriate under the circumstances.

Allowance for Doubtful Accounts Receivable

The allowance for doubtful accounts is based upon analysis of possible losses from trade receivables. The allowance for doubtful accounts was $360 as of December 31, 2003 and $20,049 as of December 31, 2002. The provision for losses during the years ended December 31, 2003 and December 31, 2002 was $-0- and $16,648, respectively.

Net Income (Loss) per Limited Partnership Unit

The net income (loss) per Limited Partnership Unit is computed based on the weighted average number of Units outstanding of 23,030 during the years ended December 31, 2003, 2002 and 2001.

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

All acquisition fees and expenses, all underwriting commissions, and all offering and organizational expenses which can be paid are limited to 20% of the gross proceeds from sales of Partnership Units provided the Partnership incurs no borrowing to develop its properties. However, these fees may increase to a maximum of 33% of the gross offering proceeds based upon the total acquisition and development costs, including borrowing. Since the formation of the Partnership, 27.5% of these fees were paid to the Partnership's related parties, leaving a remaining maximum of 5.5% ($633,325) of the gross offering proceeds. The Managing General Partner does not believe that any remaining portion of these fees are payable by the Partnership, although the ultimate amount of these costs cannot be determined until the tenant improvements in the remaining Highlands 80 Phase III property are completed.

The total management fees paid to the Managing General Partner were $33,929, $125,320 and $131,105 for the years ended December 31, 2003, 2002 and 2001, respectively, while total reimbursement of expenses was $267,989, $288,229 and $270,706, respectively.

Management fees are classified on the Statements of Operations as an Operating Expenses. Reimbursement of expenses are primarily for investor services, preparation of SEC filings, audit coordination and other Partnership management functions. Expense reimbursements are classified as Operating Expenses and General and Administrative expenses on the Statements of Operations.

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

NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account at December 31 are as follows:
		2003	2002
Land		$ 1,165,958	$ 2,858,121
Building and Improvements		4,299,045	8,048,437
Tenant Improvements		1,121,303	940,190
Investment property, at cost		6,586,306	11,846,748
Less:	accumulated depreciation and amortization	(1,031,878)	(2,070,581)

Investment property, net		$ 5,554,428	$ 9,776,167

During the fourth quarter of 2002, the Partnership sold four out of the eight Highlands 80 buildings. The Partnership received net proceeds of $8,525,041 after commissions and closing costs. The sale of these buildings resulted in a gain recognition of $4,240,907. In conjunction with these sales, tenant security deposits were assumed by the buyers while the Partnership retained ownership of the accounts receivable.

During January 2003, the Partnership sold an additional Highlands 80 building and CPC. The Partnership received net proceeds of $9,407,720 after commissions and closing costs. The sale of these assets resulted in gain recognition of $4,508,980 during the quarter ended March 31, 2003. In conjunction with these sales, tenant security deposits were assumed by the buyers while the Partnership retained ownership of the accounts receivable. There were no additional sales during the remainder of 2003.

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

	$ - - -	$ 4,084,942

Total Notes Payable	$ - - -	$ 4,084,942

The Partnership was in compliance with all restrictive debt covenants during the first quarter of 2003 and held no debt for the remainder of the year ended December 31, 2003.

The Partnership paid off all notes payable at carrying amounts and did not incur any prepayment penalties.

NOTE 5 - LEASES

The Partnership leases its property under long term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the full years ending December 31 are as follows:
2004	$ 610,812
2005	565,527
2006	438,060
2007	114,363
2008	94,754
Thereafter	496,838
Total	$ 2,320,354

NOTE 6 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
YEAR 2003	March 31	June 30	September 30	December 31

Revenues	$ 253,768	$ 142,595	$ 161,077	$ 145,450

Gain on sale of investment properties	$ 4,508,980	- - - - -	- - - - -	- - - - -

Net income (loss)	$ 4,475,754	$ (53,754)	$ 28,636	$ 21,801

Net income (loss) per limited partnership unit	192.40	(2.31)	1.23	0.94

YEAR 2002	March 31	June 30	September 30	December 31

Revenues	$ 669,103	$ 702,756	$ 628,958	$ 506,643

Gain on sale of investment properties	- - - - -	- - - - -	- - - - -	4,240,907

Net (loss)/income	$ (74,650)	$ (146,365)	$ (64,794)	$4,275,652

Net (loss)/income per limited partnership unit	$ (3.21)	$ (6.29)	$ (2.79)	$ 183.80

NOTE 7 - RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

A reconciliation of the net loss as reflected on the accompanying Statements of Operations to that reflected on the Federal income tax return for the years ended December 31 is as follows:
	2003	2002	2001

Net income (loss) - Statements of Operations	$4,472,437	$3,989,843	($74,284)
Adjustments
Resulting from:
Difference in depreciation and amortization and in 2003 and 2002 the sale of properties	(1,922,844)	(1,508,585)	141,516

Net income - tax return	$2,549,593	$2,481,258	$67,232

Partners' equity - Statements of Partners' Equity	6,621,112	$ 7,148,672	$3,158,829

(Decreases) Increases
resulting from:
Difference in depreciation and Amortization and property sales in 2003 and 2002	(321,099)	1,601,743	3,110,328

Selling expenses for Partnership units	1,713,666	1,713,666	1,713,666

Partners' equity - tax return	$8,013,679	$10,464,081	$7,982,823

Taxable income per Limited Partnership unit after giving effect to the taxable income or allocated to the General Partner	$109.60	$106.66	$2.89

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

The estimated fair values of the Partnership's financial instruments are as follows:
	December 31, 2003		December 31, 2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities
Note payable	- - - - -	- - - - -	$4,084,942	$4,084,942

NOTE 9 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). This statement requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. SFAS No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset, i.e., the associated asset retirement costs, and to depreciate that cost over the life of the asset. The liability is increased at the end of each period to reflect the passage of time, i.e., accretion expense, and changes in the estimated future cash flows underlying the initial fair value measurement. The Partnership adopted SFAS No. 143 on January 1, 2003. This statement did not have an impact on the Partnership's financial reporting and related disclosures.

FASB interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others", (Interpretation 45), requires disclosures in interim and annual financial statements about obligations under certain guarantees issued by the Partnership. Furthermore, it requires recognition at the beginning of a guarantee of a liability for the fair value of the obligation undertaken in issuing the guarantee, with limited exceptions including: i) a parent's guarantee of a subsidiary's debt to a third party, and ii) a subsidiary's guarantee of the debts owed to a third party by either its parent or another subsidiary of that parent. The interpretation was effective for the Partnership on January 1, 2003; however, this interpretation had no impact on the Partnership.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Partnership is involved in litigation arising in the normal course of its business. In the opinion of management, the Partnership's recovery or liability if any, under any pending litigation would not materially affect its financial condition or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

NONE

ITEM 9a. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The Partnership maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Partnership's president and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, management recognized that no matter how well conceived and operated, disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. The Partnership's disclosure controls and procedures have been designed to meet and management believes that they meet reasonable assurance standards. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the president and chief financial officer of Capital Builders, Inc. have concluded that, subject to the limitations noted above, the Partnership's disclosure controls and procedures were effective to ensure that material information relating to the Partnership, is made known to them by others within those entities.

(b) Changes in internal control over financial reporting

During the last fiscal quarter, there were no changes in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors. The Partnership is managed by Capital Builders, Inc. ("CB"), the Managing General Partner. The following are the names and other information relating to the Managing General Partner. No expiration date has been set for the term during which the Managing General Partner is to serve.

MANAGING GENERAL PARTNER

The Partnership is being managed by CB, the Managing General Partner. CB is a California corporation organized in May 1978. CB relocated on October 8, 1999 and moved its executive offices to 1130 Iron Point Road, Suite 170, Folsom, California 95630 (telephone number 916-353-0500). To date, CB has organized ten partnerships to engage in commercial real estate development. As the General Partner, CB may be responsible for certain liabilities that a partnership it manages is unable to pay.

The Partnership is governed, pursuant to the terms and provisions of its Partnership Agreement, by its general partner, Capital Builders, Inc. ("CB"). The business of CB, in turn, is supervised by its board of directors, consisting of those persons identified below. One of the four members of the board of directors of CB is an officer of CB and therefore is not "independent" as defined by the rules of the SEC. The board of directors of CB oversees the accounting and financial reporting processes of the Partnership and the audits of the financial statements of the Partnership.

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

Ellen Wilcox: Ellen Wilcox is a Registered Investment Advisor, the current Owner/Manager of Wealth Management Associates of America and the former Owner/Manager of Wilcox Financial Services. She is licensed in General Securities and Insurance through Linsco/Private Ledger, a NASD Registered Broker/Dealer. As an Investment Advisor and Broker, Ms. Wilcox provides a full range of investment products and services to individuals and small business owners. She has been actively providing such services since 1986. Ms. Wilcox teaches classes on retirement planning, investment strategies, and basic money management. She is a popular speaker and lecturer on financial topics, has authored many published articles, and has appeared on several radio shows.

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

Code of Ethics

CB has in place an employee handbook that includes standards of employee conduct and that specifies prohibited conduct. The employee handbook is considered by CB satisfactory for the conduct of its business, including the management of the Partnership. However, the employee handbook does not qualify as a "code of ethics" within the meaning of Item 406 of the SEC's Regulation S-K.

Financial Expert on the Board of Directors

The board of directors of CB does not have an audit committee; rather, the board itself oversees the accounting and financial reporting processes of the Partnership and the audits of the financial statements of the Partnership. Mr. Metzger, President and director of CB, and Ken Buckler, Chief Financial Officer of CB, in turn, on behalf of CB, oversee the establishment and implementation of CB's financial and reporting controls and procedures and the audits of the financial statements of the Partnership. While director Leggio may have the qualifications of an "audit committee financial expert" within the meaning of the SEC's Regulation S-K (Item 401(h)), because Mr. Leggio is not involved in the direct review of the audit of the financial statements of the Partnership, the board of CB has not designated Mr.. Leggio as the board's "audit committee financial expert."

ITEM 11. EXECUTIVE COMPENSATION

The Partnership does not have any officers or employees and, therefore, does not pay compensation to such persons. The Partnership's business is conducted by the Managing General Partner which is entitled under Article IV of the Partnership Agreement to receive underwriting commissions, acquisition fees, property management fees, subordinated real estate commission, share of distribution and an interest in the Partnership. The Managing General Partner's fees totaled $33,929 in 2003, consisting entirely of property management fees which are calculated as 5% of gross rental revenues collected.

In addition to the fees described above, the General Partner is entitled to reimbursement for out of pocket expenses incurred on behalf of the Partnership. Such expenses aggregated $267,989 in 2003.

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

During the year ended December 31, 2003, the Managing General Partner and/or its affiliate received $267,989 for reimbursement of administrative services and $33,929 for property management and administrative fees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Summarized below is the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:
	2003	2002
Audit fees	$ 31,000	$ 29,400
Audit-related fees	$ - - -	$ - - -
Tax fees	$ 3,000	$ 4,710
All other fees	$ - - -	$ 1,100

Audit fees were for the audits of the Partnership's annual financial statements, review of the financial statements included in the Partnership's quarterly reports on Form 10-Q, and other assistance required to complete the year-end audits.

Tax fees were for services rendered related to tax compliance and reporting.

All other fees were rendered for review of specific sections of the Partnership agreement as it relates to allocation of proceeds from the sale of properties.

Policy on Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

It is the Board's policy to review and pre-approve the scope, terms, and related fees of all auditing services and permitted non-audit services provided by the auditors.

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

The Partnership has not sent an annual report or proxy statements to the Limited Partners and does not intend to send a proxy statement to the Limited Partners. The Partnership will send the Limited Partners an annual report and will furnish the Commission with copies of the annual report on or before April 30, 2004.

Capital Builders Development Properties II
A California Limited Partnership and Subsidiary

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2003

Column A	Column B	Column C	Column D

			Cost Capitalized
Description	Encumbrances	Initial Cost	Subsequent to Acquisition

				Carrying
		Land (1)	Improvements(1)	Costs

Commercial Office Bldg.
Highlands 80	$0	$659,092	$5,897,933	$29,281

Balance at beginning of period

Additions

Deletions (2)

Balance at end of period

Column A		Column E

Description		Gross Carrying Amount at End of Period

			Buildings &
		Land(1)	Improvements(1)	Total (1)

Commercial Office Bldg.
Highlands 80		$1,165,958	$5,420,348	$6,586,306

		Column E Total

		2001	2002	2003

Balance at beginning of period		$14,556,377	$17,084,938	$11,846,748

Additions		2,542,453	583,330	454,054

Deletions (2)		(13,892)	(5,821,520)	(5,714,496)

Balance at end of period		$17,084,938	$11,846,748	$6,586,306

Column A	Column F	Column G	Column H	Column I

	Accumulated	Date of	Date	Depreciation
Description	Depreciation	Construction	Acquired	Life

Commercial Office Bldg.
Highlands 80	$1,031,878	1987	1987	40 Years (Bldg)

		Column F Total

		2001	2002	2003

Balance at beginning of period		$2,648,467	$3,149,455	$2,070,581

Additions		514,880	352,019	0

Deletions (2)		(13,892)	(1,430,893)	(1,038,703)

Balance at end of period		$3,149,455	$2,070,581	$1,031,878

1) Valuation allowance for possible investment loss of $98,467 at December 31, 1995 was charged against the cost basis of the land and building and improvements on a pro rata basis in accordance with the provisions of SFAS No. 121 which was adopted during 1995.

2) Deletions represent the write-off of fully amortized tenant improvement costs during 2000 & 2001.
During 2002, deletions represent the sale of four Highlands 80 buildings.
During 2003, deletions represent the sale of Capital Professional Center and one Highlands 80 building.