Form 10-Q
period 2004-03-31
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 2004-05-17
CIK 791452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities and Exchange Act of 1934

For the fiscal quarter ended Commission File Number

March 31, 2004 33-4682

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

As of March 31, 2004 the aggregate Limited Partnership Units held by nonaffiliates of the registrant was 23,030. There is no market for the Units.

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
(A California Limited Partnership)

BALANCE SHEETS
[Discontinued Operations]
(unaudited)

	March 31,	December 31,
	2004	2003

ASSETS
Cash	$899,676	$1,104,912
Accounts receivable, net of allowance for doubtful accounts of $360 at March 31, 2004 and December 31, 2003	76,305	51,560
Investment property, at cost, net of accumulated depreciation of $1,031,878 at March 31, 2004 and December 31, 2003	5,610,254	5,554,428
Lease commissions, net of accumulated amortization of $75,089 and $190,200 at March 31, 2004 and December 31, 2003	107,989	114,644
Other assets	14,558	2,888

Total assets	$6,708,782	$6,828,432

LIABILITIES AND PARTNERS' EQUITY
Accounts payable and accrued liabilities	28,920	159,414
Tenant deposits	48,156	47,906

Total liabilities	77,076	207,320

Commitments and contingencies
Partners' Equity:
General Partners	20,485	20,379
Limited Partners	6,611,221	6,600,733

Total Partners' equity	6,631,706	6,621,112

Total liabilities and Partners' equity	$6,708,782	$6,828,432

See accompanying notes to the financial statements.

Capital Builders Development Properties II
(A California Limited Partnership)

STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31,
[Discontinued Operations]
(unaudited)

	2004	2003

Revenues
Rental and other income	$173,168	$243,197
Interest income	1,808	10,571

Total revenues	174,976	253,768

Expenses
Operating expenses	48,066	76,866
Repairs and maintenance	16,936	55,842
Property taxes	17,456	26,328
Interest	- - - - -	48,611
General and administrative	75,269	79,347
Amortization	6,655	- - - - -

Total expenses	164,382	286,994

Income (Loss) from discontinued operations	10,594	(33,226)

Gain from sale of investment property	- - - - -	4,508,980

Net income	10,594	4,475,754

Allocated to general partners	106	44,758

Allocated to limited partners	$10,488	$4,430,996

Net income per limited partnership unit	$0.46	$192.40

Average units outstanding	23,030	23,030

See accompanying notes to the financial statements.

Capital Builders Development Properties II
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31,
[Discontinued Operations]
(unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$10,594	$4,475,754
Adjustments to reconcile net (loss) income to net cash flow used in operating activities:
Gain from sale of investment property	- - - - -	(4,508,980)
Amortization	6,655	- - - - -
Changes in assets and liabilities
(Increase) Decrease in accounts receivable	(24,745)	14,819
Increase in other assets	(11,670)	(15,834)
Increase (Decrease) in accounts payable and accrued liabilities	8,029	(14,592)
Increase (Decrease) in tenant deposits	250	(58,729)
Net cash used in operating activities	(10,887)	(107,562)

Cash flows from investing activities:
Improvements to investment properties	(194,349)	(5,620)
Net proceeds from sale of investment property	- - - - -	9,407,720

Net cash (used in) provided by investing activities	(194,349)	9,402,100

Cash flows from financing activities:
Payments of debt	- - - - -	(4,084,942)
Distribution to Limited Partners	- - - - -	(4,915,164)

Net cash used in financing activities	- - - - -	(9,000,106)

Net (decrease) increase in cash	(205,236)	294,432

Cash, beginning of period	1,104,912	1,196,236

Cash, end of period	$899,676	$1,490,668

Cash paid for interest	$ - - - - -	$48,611

See accompanying notes to the financial statements.

Capital Builders Development Properties II

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004

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

During July 2002, the Highlands 80 ("H80") buildings (8 individual buildings) were listed for sale, and during October 2002 the Capital Professional Center project ("CPC") (two individual buildings) was also listed for sale. This resulted in all real estate assets of the Partnership being listed for sale during the periods ended March 31, 2004 and December 31, 2003. As discussed in Note 3, one of the eight H80 buildings and CPC had been sold as of the quarter ended March 31, 2003, leaving three H80 buildings unsold as of March 31, 2004. The three remaining buildings continue to be listed for sale.

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), the current year results from the operations and financial position of the entire entity, as well as all other periods presented, have been classified as discontinued operations as the Partnership had listed all assets for sale before March 31, 2004 and December 31, 2003, and the Partnership had met all of the other criteria of long-lived assets to be disposed of by sale. Depreciation was ceased on all buildings or project when the buildings or project were listed for sale in accordance with FAS 144.

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

Other Assets

Included in other assets are primarily loan fees. Loan fees are amortized over the life of the related note. In conjunction with the payoff of all notes, loan fees were fully amortized.

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

Allowance for Doubtful Accounts Receivable

The allowance for doubtful accounts is based upon analysis of possible losses from trade receivables. The allowance for doubtful accounts was $360 as of March 31, 2004 and December 31, 2003. The provision for losses during the periods ended March 31, 2004 and December 31, 2003 was $-0-.

Net Income per Limited Partnership Unit

The net income per Limited Partnership Unit is computed based on the weighted average number of Units outstanding of 23,030 during the periods ended March 31, 2004 and December 31, 2003.

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

NOTE 2 - RELATED PARTY EXPENSE REIMBURSEMENT AND FEE ARRANGEMENT

The Managing General Partner (Capital Builders, Inc.) and the Associate General Partners are entitled to reimbursement of expenses incurred on behalf of the Partnership and certain fees from the Partnership. These fees include: a portion of the sales commissions payable by the Partnership with respect to the sale of the Partnership Units; an acquisition fee of up to 12.5% of gross proceeds from the sale of the Partnership Units; a property management fee up to 6% of gross rental revenues realized by the Partnership with respect to its properties; a subordinated real estate commission of up to 3% of the gross sales price of the properties; and a subordinated 25% share of the Partnership's distributions of cash from sales or refinancing. The property management fee currently being charged is 5% of gross rental revenues collected. None of the 3% subordinated real estate commission was earned or paid.

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

The total management fees paid to the Managing General Partner were $6,843 and $13,157 for the three months ended March 31, 2004 and 2003, respectively, while total reimbursement of expenses was $66,377 and $71,245, respectively.

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

NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account are as follows:
		March 31, 2004	December 31, 2003
Land		$ 1,165,958	$ 1,165,958
Building and Improvements		4,299,045	4,299,045
Tenant Improvements		1,177,129	1,121,303
Investment property, at cost		6,642,132	6,586,306
Less:	accumulated depreciation and amortization	(1,031,878)	(1,031,878)
Investment property, net		$ 5,610,254	$ 5,554,428

During January 2003, the Partnership sold one Highlands 80 building and CPC. The Partnership received net proceeds of $9,407,720 after commissions and closing costs for such sales. The sale of these assets resulted in gain recognition of $4,508,980 during the quarter ended March 31, 2003. In conjunction with these sales, tenant security deposits were assumed by the buyers while the Partnership retained ownership of the accounts receivable. There were no additional sales during the first quarter of 2004 or the remainder of 2003. As of March 31, 2004, the three remaining Highlands 80 buildings remain listed for sale.

NOTE 4 - LEASES

The Partnership leases its property under long term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the full years ending December 31 are as follows:
2004	$ 603,512
2005	565,527
2006	438,060
2007	114,363
2008	94,754
Thereafter	505,133
Total	$2,321,349

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

In accordance with the Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), the current quarter results from operations and financial position of the entire entity, as well as all other periods presented, have been classified as discontinued operations as the Partnership continued to have all remaining assets listed for sale as of or through March 31, 2004 and the Partnership had met all of the other criteria of long-lived assets to be disposed of by sale. Depreciation was ceased on all buildings or project when the buildings or project was listed for sale in accordance with FAS 144.

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

The Partnership's primary current sources of cash are from cash balances, property rental income and sales proceeds once the remaining Highlands 80 buildings are sold. As of March 31, 2004, the Partnership had $899,676 in cash. It is the Partnership's investment goal to utilize existing cash reserves for continued leasing operations (tenant improvements and leasing commissions) at Highlands 80 Phase III. The Partnership no longer has any debt service obligations since all loans have been paid off in full. As the remaining Highlands 80 buildings are sold, future net sales proceeds will be distributed to the Limited Partners. Currently, the three remaining buildings are listed to be sold for a total of $8,625,000. Management anticipates that these three buildings will be sold by the end of 2004.

The Partnership's future cash flow from operations is expected to approximate $10,000 per month until the Highlands 80 Phase III building is leased up or until additional buildings are sold. As Phase III is leased up, rental income is expected to increase; however, as buildings are sold, rental income will decrease. The Partnership will continue to incur administration costs until all of the assets of the Partnership are sold.

The Partnership will continue to incur improvement costs as the Phase III building is leased. The total projected building and tenant improvement costs expected to be incurred during the remainder of 2004 are estimated to be $390,000. These costs will be funded with current cash reserves.

During the quarter ended March 31, 2004, the Partnership paid $6,843 in management fees to its Managing General Partner. Management fees are classified on the Statements of Operations as an Operating Expense. The General Partner is currently charging 5% of collected revenue.

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

Classification as Discontinued Operations:

All real estate assets of the Partnership continued to be listed for sale during the quarter ended March 31, 2004. In accordance with the Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), the current quarter results from the operations and financial position of the entire entity have been classified as discontinued operations. Additionally, all prior periods have been stated as if the entire entity had been a discontinued operation. Depreciation was ceased on all buildings or project when the buildings or project was listed for sale in accordance with FAS 144.

Results of Operations

During the three months ended March 31, 2004 as compared to March 31, 2003, the Partnership's total revenues decreased by $78,792 (31%), while its expenses also decreased by $122,612 (43%), resulting in a decrease in net loss from discontinued operations of $43,820 (132%).

The decrease in revenue, expenses and net loss from discontinued operations is primarily due the sale of Capital Professional Center and one additional Highlands 80 building during the first quarter of 2003.

The decrease in interest expense of $48,611 is due to the Partnership having paid off all debt as of December 31, 2003.

The increase in amortization expense of $6,655 is due to amortization of leasing commissions being recorded during the first quarter of 2004 while the amortization of such commissions had been ceased during 2002 when all investment properties were listed for sale and classified as being held for sale under FAS 144. It was determined during the first quarter of 2004 that the amortization of leasing commissions should continue while investment properties are held for sale, and therefore amortization of leasing commissions were reinstated only during the quarter ended March 31, 2004.

The sale of Capital Professional Center and one Highlands 80 building resulted in the Partnership recognizing a gain from sale of investment property totaling $4,508,980 and a total net income of $4,475,754 for the three months ended March 31, 2003. There were no additional sales during the remainder of the year ended 2003 or during the first quarter of 2004.

The Partnership utilized these proceeds to pay down its remaining debt of $4,084,942 and made cash distributions to its Limited Partners totaling $4,915,164 during the three months ended March 31, 2003. General and administrative costs primarily include fixed costs which did not fluctuate with the building sales.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Partnership does not have a material market risk due to financial instruments held by the Partnership.

ITEM 4. CONTROLS AND PROCEDURES

  Disclosure Controls and Procedures

  The undersigned principal executive officer and principal financial offer of Capital Builders Development Properties II conclude that Capital Builders Development Properties II's disclosure controls and procedures are effective as of March 31, 2004 based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 15d-15.

  Changes in Internal Control over Financial Reporting

There has been no change in Capital Builders Development Properties II's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 15d-15 that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, Capital Builders Development Properties II's internal control over financial reporting.

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

CAPITAL BUILDERS DEVELOPMENT PROPERTIES II

a California Limited Partnership

By: Capital Builders, Inc.

Its Corporate General Partner

Date: May 14, 2004 By:_____________________________________

Michael J. Metzger

President

Date: May 14, 2004 By:_____________________________________

Kenneth L. Buckler

Chief Financial Officer