Form 10-Q
period 2004-06-30
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 2004-08-16
CIK 791452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities and Exchange Act of 1934

For the fiscal quarter ended June 30, 2004

Commission File Number 33-4682

CAPITAL BUILDERS DEVELOPMENT PROPERTIES II,

A CALIFORNIA LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

__California_

(State or other jurisdiction of incorporation or organization)

__77-0111643__

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

As of June 30, 2004 the aggregate Limited Partnership Units held by nonaffiliates of the registrant was 23,030. There is no market for the Units.

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
(A California Limited Partnership)

BALANCE SHEETS
[Discontinued Operations]
(unaudited)

	June 30,	December 31,
	2004	2003

ASSETS
Cash	$886,477	$1,104,912
Accounts receivable, net of allowance for doubtful accounts of $360 at June 30, 2004 and December 31, 2003	113,581	51,560
Investment property, at cost, net of accumulated depreciation of $1,031,878 at June 30, 2004 and December 31, 2003	5,611,918	5,554,428
Lease commissions, net of accumulated amortization of $83,220 and $190,200 at June 30, 2004 and December 31, 2003, respectively	103,411	114,644
Other assets	2,887	2,888

Total assets	$6,718,274	$6,828,432

LIABILITIES AND PARTNERS' EQUITY
Accounts payable and accrued liabilities	4,669	159,414
Tenant deposits	48,157	47,906

Total liabilities	52,826	207,320

Commitments and contingencies
Partners' Equity:
General Partner	20,822	20,379
Limited Partners	6,644,626	6,600,733

Total Partners' equity	6,665,448	6,621,112

Total liabilities and Partners' equity	$6,718,274	$6,828,432

See accompanying notes to the financial statements.

Capital Builders Development Properties II
(A California Limited Partnership)

STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30,
[Discontinued Operations]
(unaudited)

	2004		2003
	Three	Six	Three	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended

Revenues
Rental and other income	$187,946	$361,114	$139,540	$382,737
Interest income	1,671	3,479	3,055	13,626

Total revenues	189,617	364,593	142,595	396,363

Expenses
Operating expenses	43,812	91,882	57,095	133,961
Repairs and maintenance	30,529	47,465	15,187	71,029
Property taxes	15,729	33,185	42,798	69,126
Interest	- - - -	- - - -	- - - -	48,611
General and administrative	57,670	132,939	81,269	160,616
Amortization	8,131	14,786	- - - -	- - - -

Total expenses	155,871	320,257	196,349	483,343

Income (Loss) from discontinued operations	33,746	44,336	(53,754)	(86,980)

Gain from sale of investment property	- - - -	- - - -	- - - -	4,508,980

Net income (loss)	33,746	44,336	(53,754)	4,422,000

Allocated to general partner	337	443	(538)	44,220

Allocated to limited partners	$33,409	$43,893	($53,216)	$4,377,780

Net income (loss) per limited partnership unit	$1.45	$1.91	($2.31)	$190.09

Average units outstanding	23,030	23,030	23,030	23,030

See accompanying notes to the financial statements.

Capital Builders Development Properties II
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30,
[Discontinued Operations]
(unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$44,336	$4,422,000
Adjustments to reconcile net income to net cash flow used in operating activities:
Gain from sale of investment property	- - - - -	(4,508,980)
Amortization	14,786	- - - - -
Changes in assets and liabilities
(Increase) Decrease in accounts receivable	(62,021)	12,836
Increase in leasing commissions	(3,553)	(17,149)
Decrease in other assets	1	27,158
Decrease in accounts payable and accrued liabilities	(16,222)	(15,609)
Increase (Decrease) in tenant deposits	251	(55,609)
Net cash used in operating activities	(22,422)	(135,353)

Cash flows from investing activities:
Improvements to investment properties	(196,013)	(13,697)
Net proceeds from sale of investment property	- - - - -	9,407,720

Net cash (used in) provided by investing activities	(196,013)	9,394,023

Cash flows from financing activities:
Payments of debt	- - - - -	(4,084,942)
Distribution to Limited Partners	- - - - -	(4,999,995)

Net cash used in financing activities	- - - - -	(9,084,937)

Net (decrease) increase in cash	(218,435)	173,733

Cash, beginning of period	1,104,912	1,196,236

Cash, end of period	$886,477	$1,369,969

Cash paid for interest	$ - - - - -	$48,611

See accompanying notes to the financial statements.

Capital Builders Development Properties II

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004

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

During July 2002, the Highlands 80 ("H80") buildings (8 individual buildings) were listed for sale, and during October 2002 the Capital Professional Center project ("CPC") (two individual buildings) was also listed for sale. This resulted in all real estate assets of the Partnership being listed for sale during the periods ended June 30, 2004 and December 31, 2003. As discussed in Note 3, one of the eight H80 buildings and CPC had been sold as of the quarter ended March 31, 2003, leaving three H80 buildings unsold as of June 30, 2004. The three remaining buildings continue to be listed for sale.

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), the current year results from the operations and financial position of the entire entity, as well as all other periods presented, have been classified as discontinued operations as the Partnership had listed all assets for sale before June 30, 2004 and December 31, 2003, and the Partnership had met all of the other criteria of long-lived assets to be disposed of by sale. Depreciation was ceased on all buildings or project when the buildings or project were listed for sale in accordance with FAS 144.

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

Allowance for Doubtful Accounts Receivable

The allowance for doubtful accounts is based upon analysis of possible losses from trade receivables. The allowance for doubtful accounts was $360 as of June 30, 2004 and December 31, 2003. The provision for losses during the periods ended June 30, 2004 and December 31, 2003 was $-0-.

Net Income per Limited Partnership Unit

The net income per Limited Partnership Unit is computed based on the weighted average number of Units outstanding of 23,030 during the periods ended June 30, 2004 and December 31, 2003.

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

The General Partner's had previously agreed to reduce its future General Partner participation in proceeds from sales by an amount equal to the loss on the abandonment of option fees in 1988 ($110,000) and interest on the amount at a rate equal to that of the borrowed funds rate as determined by construction or permanent funds utilized by the Partnership.

On June 15, 2004, the Fund entered into a settlement with three of its Associate General Partners to pay a maximum of $45,000 ($15,000 each) only after the Limited Partners of the Fund have received cumulative distributions of cash from sales or refinancing equal to their capital contributions to the Fund (see Item 5., Legal Proceedings, for further disclosure).

The total management fees paid to the Managing General Partner were $14,742 and $17,124 for the six months ended June 30, 2004 and 2003, respectively, while total reimbursement of expenses was $123,997 and $133,521, respectively.

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

NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account are as follows:
	June 30, 2004	December 31, 2003
Land	$1,165,958	$1,165,958
Building and Improvements	4,299,045	4,299,045
Tenant Improvements	1,178,793	1,121,303
Investment property, at cost	6,643,796	6,586,306
Less: accumulated depreciation and amortization	(1,031,878)	(1,031,878)
Investment property, net	$5,611,918	$5,554,428

During January 2003, the Partnership sold one Highlands 80 building and CPC. The Partnership received net proceeds of $9,407,720 after commissions and closing costs for such sales. The sale of these assets resulted in gain recognition of $4,508,980 during the quarter ended March 31, 2003. In conjunction with these sales, tenant security deposits were assumed by the buyers while the Partnership retained ownership of the accounts receivable. There were no additional sales during the first and second quarters of 2004 or the remainder of 2003. As of June 30, 2004, the three remaining Highlands 80 buildings remain listed for sale at a combined price of $8,975,000.

NOTE 4 - LEASES

The Partnership leases its property under long term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the full years ending December 31 are as follows:
2004	314,372
2005	565,527
2006	438,060
2007	114,363
2008	94,754
Thereafter	505,103
Total	$2,032,179

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

In accordance with the Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), the current quarter results from operations and financial position of the entire entity, as well as all other periods presented, have been classified as discontinued operations as the Partnership continued to have all remaining assets listed for sale as of or through June 30, 2004 and the Partnership had met all of the other criteria of long-lived assets to be disposed of by sale. Depreciation was ceased on all buildings or project when the buildings or project was listed for sale in accordance with FAS 144.

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

The Partnership's primary current sources of cash are from cash balances, property rental income and sales proceeds once the remaining Highlands 80 buildings are sold. As of June 30, 2004, the Partnership had $886,477 in cash. It is the Partnership's investment goal to utilize existing cash reserves for continued leasing operations (tenant improvements and leasing commissions) at Highlands 80 Phase III. The Partnership no longer has any debt service obligations since all loans have been paid off in full. As the remaining Highlands 80 buildings are sold, future net sales proceeds will be distributed to the Limited Partners. Currently, the three remaining buildings are listed to be sold for a total of $8,975,000. Subsequent to the June 30, 2004 quarter end, the Fund received an offer to purchase all three remaining buildings; however, Management has received several other inquires and will wait to evaluate these before accepting the best offer. Management anticipates that these three buildings will be sold by the end of 2004.

The Partnership's future cash flow from operations is expected to approximate $10,000 per month until the Highlands 80 Phase III building is leased up or until additional buildings are sold. As Phase III is leased up, rental income is expected to increase; however, as buildings are sold, rental income will decrease. The Partnership will continue to incur administration costs until all of the assets of the Partnership are sold and the Partnership is terminated.

The Partnership will continue to incur improvement costs as the Phase III building is leased. The total projected building and tenant improvement costs expected to be incurred during the remainder of 2004 are estimated to be $390,000. These costs will be funded with current cash reserves.

During the quarter ended June 30, 2004, the Partnership paid $14,742 in management fees to its Managing General Partner. Management fees are classified on the Statements of Operations as an Operating Expense. The General Partner is currently charging 5% of collected revenue.

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

Classification as Discontinued Operations:

All real estate assets of the Partnership continued to be listed for sale during the quarter ended June 30, 2004. In accordance with the Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), the current quarter results from the operations and financial position of the entire entity have been classified as discontinued operations. Additionally, all prior periods have been stated as if the entire entity had been a discontinued operation. Depreciation was ceased on all buildings or project when the buildings or project was listed for sale in accordance with FAS 144.

Results of Operations

During the six months ended June 30, 2004 as compared to June 30, 2003, the Partnership's total revenues decreased by $31,770 (8%), while its expenses also decreased by $163,086 (33.7%), resulting in a decrease in net loss from discontinued operations of $131,316 (151%).

The decrease in revenue, expenses and net loss from discontinued operations is primarily due the sale of Capital Professional Center and one additional Highlands 80 building during the first quarter of 2003.

The decrease in interest expense of $48,611 is due to the Partnership having paid off all debt as of December 31, 2003.

The increase in amortization expense of $14,786 is due to amortization of leasing commissions being recorded during the first and second quarters of 2004 while the amortization of such commissions had been ceased during 2002 when all investment properties were listed for sale and classified as being held for sale under FAS 144. It was determined during the first quarter of 2004 that the amortization of leasing commissions should continue while investment properties are held for sale, and therefore amortization of leasing commissions were reinstated only during the first and second quarters ended June 30, 2004.

The sale of Capital Professional Center and one Highlands 80 building resulted in the Partnership recognizing a gain from sale of investment property totaling $4,508,980 and a total net income of $4,422,000 for the six months ended June 30, 2003. There were no additional sales during the remainder of the year ended 2003 or during the first two quarters of 2004.

The Partnership utilized these proceeds to pay down its remaining debt of $4,084,942 and made cash distributions to its Limited Partners totaling $4,999,995 during the six months ended June 30, 2003. General and administrative costs primarily include fixed costs which did not fluctuate with the building sales.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Partnership does not have a material market risk due to financial instruments held by the Partnership.

ITEM 4. CONTROLS AND PROCEDURES

  Disclosure Controls and Procedures

  The undersigned principal executive officer and principal financial officer of Capital Builders Development Properties II conclude that Capital Builders Development Properties II's disclosure controls and procedures are effective as of June 30, 2004 based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 15d-15.

  Changes in Internal Control over Financial Reporting

There has been no change in Capital Builders Development Properties II's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 15d-15 that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, Capital Builders Development Properties II's internal control over financial reporting.

ITEM 5. LEGAL PROCEEDINGS

On June 15, 2004, the Fund entered into a settlement agreement with three of its associate general partners, James F. Elder, Michael C. Elder, and David L. Nelson (collectively, the "Claimants"). In April 2002, the Claimants, through counsel, asserted an interest in the proceeds from the sale of properties by the Fund pursuant to the Fund's Partnership Agreement. Under the Partnership Agreement, the General Partners of the Fund are entitled, from the proceeds of the sale or refinancing of the Fund's properties, to a deferred acquisition fee if certain tests are met. Claimants asserted that, as associate general partners of the Fund, they were entitled to this fee. CBI, as Managing General Partner of the Fund, disputed the claim.

The settlement was the result of some two years of negotiations between CBI and the Claimants. Pursuant to the terms of the settlement agreement, the Fund will pay the Claimants, from "Cash From Sales or Refinancing," $15,000 each, or $45,000 in total, after the Limited Partners of the Fund have received cumulative distributions of Cash From Sales or Refinancing equal to their capital contributions to the Fund. As of June 30, 2004, the Fund had made an aggregate of $4,999,995 in distributions of Cash From Sales Or Refinancing to the Limited Partners of the Fund, representing 43.4% of the Limited Partners' capital contributions to the Fund. No payment will be made to the Claimants unless and until the Limited Partners have received Cash From Sales or Refinancing equal to their remaining capital contributions. In return for this payment, the Claimants release the Fund from any further claim arising from their interest in the Fund as Associate General Partners.

CBI entered into the settlement, for and on behalf of the Partnership, to avoid the costs of litigating the dispute in court, and because the question of the claimants' right to a deferred acquisition fee, under the terms of the Partnership Agreement, involves complex calculations. Under the terms of the settlement, neither the Partnership nor CBI acknowledges any wrongdoing.

As part of the settlement, Michael J. Metzger, President of CBI and an associate general partner of the Fund, has disclaimed any interest either personally or for CBI to any deferred acquisition fee from the Fund.

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

CAPITAL BUILDERS DEVELOPMENT PROPERTIES II

a California Limited Partnership

By: Capital Builders, Inc.

Its Corporate General Partner

Date: August 11, 2004 By:_____________________________________

Michael J. Metzger

President

Date: August 11, 2004 By:_____________________________________

Kenneth L. Buckler

Chief Financial Officer