Form 10-Q
period 2004-09-30
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 2004-11-12
CIK 791452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities and Exchange Act of 1934

For the fiscal quarter ended September 30, 2004

Commission File Number 33-4682

CAPITAL BUILDERS DEVELOPMENT PROPERTIES II,

A CALIFORNIA LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

California

State or other jurisdiction of incorporation or organization)

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

As of September 30, 2004 the aggregate Limited Partnership Units held by nonaffiliates of the registrant was 23,030. There is no market for the Units.

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
(A California Limited Partnership)

BALANCE SHEETS
[Discontinued Operations]
(unaudited)

	September 30,	December 31,
	2004	2003

ASSETS
Cash	$966,291	$1,104,912
Accounts receivable, net of allowance for doubtful accounts of $360 at September 30, 2004 and December 31, 2003	76,558	51,560
Investment property, at cost, net of accumulated depreciation of $1,031,878 at September 30, 2004 and December 31, 2003	5,611,918	5,554,428
Lease commissions, net of accumulated amortization of $90,416 and $190,200 at September 30, 2004 and December 31, 2003, respectively	96,215	114,644
Other assets	14,031	2,888

Total assets	$6,765,013	$6,828,432

LIABILITIES AND PARTNERS' EQUITY
Accounts payable and accrued liabilities	24,004	159,414
Tenant deposits	44,341	47,906

Total liabilities	68,345	207,320

Commitments and contingencies
Partners' Equity:
General Partner	21,134	20,379
Limited Partners	6,675,534	6,600,733

Total Partners' equity	6,696,668	6,621,112

Total liabilities and Partners' equity	$6,765,013	$6,828,432

See accompanying notes to the financial statements.

Capital Builders Development Properties II
(A California Limited Partnership)

STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30
[Discontinued Operations]
(unaudited)

	2004		2003
	Three	Nine	Three	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended

Revenues
Rental and other income	$190,253	$551,367	$158,444	$541,181
Interest income	1,810	5,289	2,633	16,259

Total revenues	192,063	556,656	161,077	557,440

Expenses
Operating expenses	58,159	150,041	47,286	181,247
Repairs and maintenance	22,897	70,362	15,646	86,675
Property taxes	16,238	49,423	15,730	84,856
Interest	- - -	- - -	- - -	48,611
General and administrative	56,352	189,291	53,779	214,395
Depreciation and amortization	7,197	21,983	- - -	- - -

Total expenses	160,843	481,100	132,441	615,784

Income (Loss) from discontinued operations	31,220	75,556	28,636	(58,344)

Gain from sale of investment property	- - -	- - -	- - -	4,508,980

Net income	31,220	75,556	28,636	4,450,636

Allocated to general partner	312	755	286	44,506

Allocated to limited partners	$30,908	$74,801	$28,350	$4,406,130

Net income per limited partnership unit	$1.34	$3.25	$1.23	$191.32

Average units outstanding	23,030	23,030	23,030	23,030

See accompanying notes to the financial statements.

Capital Builders Development Properties II
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30
[Discontinued Operations]
(unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$75,556	$4,450,636
Adjustments to reconcile net income to cash flow provided by operating activities:
Gain from sale of investment property	- - -	(4,508,980)
Amortization	21,983	- - -
Changes in assets and liabilities
(Increase) Decrease in accounts receivable	(24,998)	17,633
Increase in leasing commissions	(3,554)	(17,149)
(Increase) Decrease in other assets	(11,143)	27,160
Increase in accounts payable and accrued liabilities	3,113	144,005
Decrease in tenant deposits	(3,565)	(55,609)
Net cash provided by operating activities	57,392	57,696

Cash flows from investing activities:
Improvements to investment properties	(196,013)	(230,571)
Net proceeds from sale of investment property	- - -	9,407,720

Net cash (used in) provided by investing activities	(196,013)	9,177,149

Cash flows from financing activities:
Payments of debt	- - -	(4,084,942)
Distribution to Limited Partners	- - -	(4,999,997)

Net cash used in financing activities	- - -	(9,084,939)

Net (decrease) increase in cash	(138,621)	149,906

Cash, beginning of period	1,104,912	1,196,236

Cash, end of period	$966,291	$1,346,142

Cash paid for interest	$ - - -	$48,611

See accompanying notes to the financial statements.

Capital Builders Development Properties II

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

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

During July 2002, the Highlands 80 ("H80") buildings (8 individual buildings) were listed for sale, and during October 2002 the Capital Professional Center project ("CPC") (two individual buildings) was also listed for sale. This resulted in all real estate assets of the Partnership being listed for sale during the periods ended September 30, 2004 and December 31, 2003. As discussed in Note 3, one of the eight H80 buildings and CPC had been sold as of the quarter ended March 31, 2003, leaving three H80 buildings unsold as of September 30, 2004. The three remaining buildings continue to be listed for sale.

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), the current year results from the operations and financial position of the entire entity, as well as all other periods presented, have been classified as discontinued operations as the Partnership had listed all assets for sale before September 30, 2004 and December 31, 2003, and the Partnership had met all of the other criteria of long-lived assets to be disposed of by sale. Depreciation was ceased on all buildings or project when the buildings or project were listed for sale in accordance with FAS 144.

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

Currently, the three remaining buildings are listed to be sold for a total of $8,975,000. Subsequent to the September 30, 2004 quarter end, the Partnership received an offer to purchase all three remaining buildings for $8,100,000; however, Management is attempting to finalize two additional leases that could have a favorable impact on the final sales price. Management anticipates that these three buildings will be sold by the end of 2004.

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

Gains from building sales are recognized using the full accrual method when title has passed to the buyer, the collectibility of the sales price is reasonably assured, the required minimum cash down payment has been received, and the Partnership has no continuing involvement with the property. When a sale does not meet the requirements for full profit recognition, the sale or a portion of the profit thereon is deferred until such requirements are met using the deposit, installment, or cost recovery methods, as appropriate under the circumstances.

Allowance for Doubtful Accounts Receivable

The allowance for doubtful accounts is based upon analysis of possible losses from trade receivables. The allowance for doubtful accounts was $360 as of September 30, 2004 and December 31, 2003. The provision for losses during the periods ended September 30, 2004 and December 31, 2003 was $-0-.

Net Income per Limited Partnership Unit

The net income per Limited Partnership Unit is computed based on the weighted average number of Units outstanding of 23,030 during the periods ended September 30, 2004 and December 31, 2003.

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

On June 15, 2004, the Partnership entered into a settlement agreement with three of its Associate General Partners to pay a maximum of $45,000 ($15,000 each) only after the Limited Partners of the Partnership have received cumulative distributions of cash from sales or refinancing equal to their capital contributions to the Partnership (see Item 5., Legal Proceedings, for further disclosure). The Partnership has not accrued for any of the settlement as the settlement is contingent upon the sale of the remaining buildings for a sales price in excess of the amount sufficient to repay Limited Partner capital contributions.

The total management fees paid to the Managing General Partner were $24,869 and $26,198 for the nine months ended September 30, 2004 and 2003, respectively, while total reimbursement of expenses was $188,015 and $201,937, respectively.

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

NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account are as follows:
	September 30, 2004	December 31, 2003
Land	$1,165,958	$1,165,958
Building and Improvements	4,299,045	4,299,045
Tenant Improvements	1,178,793	1,121,303
Investment property, at cost	6,643,796	6,586,306
Less: accumulated depreciation and amortization	(1,031,878)	(1,031,878)
Investment property, net	$5,611,918	$5,554,428

During January 2003, the Partnership sold one Highlands 80 building and CPC. The Partnership received net proceeds of $9,407,720 after commissions and closing costs for such sales. The sale of these assets resulted in gain recognition of $4,508,980 during the quarter ended March 31, 2003. In conjunction with these sales, tenant security deposits were assumed by the buyers while the Partnership retained ownership of the accounts receivable. There were no additional sales during the first three quarters of 2004 or the remainder of 2003. As of September 30, 2004, the three remaining Highlands 80 buildings remain listed for sale at a combined price of $8,975,000.

NOTE 4 - LEASES

The Partnership leases its property under long term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the full years ending December 31 are as follows:
2004	608,604
2005	596,199
2006	469,458
2007	146,519
2008	127,548
Thereafter	533,225
Total	$2,481,553

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

In accordance with the Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), the current quarter results from operations and financial position of the entire entity, as well as all other periods presented, have been classified as discontinued operations as the Partnership continued to have all remaining assets listed for sale as of or through September 30, 2004 and the Partnership had met all of the other criteria of long-lived assets to be disposed of by sale. Depreciation was ceased on all buildings or project when the buildings or project was listed for sale in accordance with FAS 144.

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

The Partnership's primary current sources of cash are from cash balances, property rental income and sales proceeds once the remaining Highlands 80 buildings are sold. As of September 30, 2004, the Partnership had $966,291 in cash. It is the Partnership's investment goal to utilize existing cash reserves for continued leasing operations (tenant improvements and leasing commissions) at Highlands 80 Phase III. The Partnership no longer has any debt service obligations since all loans have been paid off in full. As the remaining Highlands 80 buildings are sold, future net sales proceeds will be distributed to the Limited Partners. Currently, the three remaining buildings are listed to be sold for a total of $8,975,000. Subsequent to the September 30, 2004 quarter end, the Partnership received an offer to purchase all three remaining buildings for $8,100,000; however, Management is attempting to finalize two additional leases that could have a favorable impact on the final sales price. Management anticipates that these three buildings will be sold by the end of 2004.

The Partnership's future cash flow from operations is expected to approximate $15,000 per month until the Highlands 80 Phase III building is leased up or until additional buildings are sold. As Phase III is leased up, rental income is expected to increase; however, as buildings are sold, rental income will decrease. The Partnership will continue to incur administration costs until all of the assets of the Partnership are sold and the Partnership is terminated.

The Partnership will continue to incur improvement costs as the Phase III building is leased. The total projected building and tenant improvement costs expected to be incurred during the remainder of 2004 are estimated to be $390,000. These costs will be funded with current cash reserves.

During the nine months ended September 30, 2004, the Partnership paid $24,869 in management fees to its Managing General Partner. Management fees are classified on the Statements of Operations as an Operating Expense. The General Partner is currently charging 5% of collected revenue.

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

'

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

Classification as Discontinued Operations:

All real estate assets of the Partnership continued to be listed for sale during the quarter ended September 30, 2004. In accordance with the Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), the current quarter results from the operations and financial position of the entire entity have been classified as discontinued operations. Additionally, all prior periods have been stated as if the entire entity had been a discontinued operation. Depreciation was ceased on all buildings or project when the buildings or project was listed for sale in accordance with FAS 144.

Results of Operations

During the nine months ended September 30, 2004 as compared to September 30, 2003, the Partnership's total revenues decreased by $784 (0.1%), while its expenses also decreased by $134,684 (21.9%), resulting in an increase in net income from discontinued operations of $133,900 (230%).

The decrease in revenue and expenses from discontinued operations is primarily due the sale of Capital Professional Center and one additional Highlands 80 building during the first quarter of 2003.

The decrease in interest expense of $48,611 is due to the Partnership having paid off all debt during the first quarter of 2003.

The increase in amortization expense of $21,983 is due to amortization of leasing commissions being recorded during the first three quarters of 2004 while the amortization of such commissions had been ceased during 2002 when all investment properties were listed for sale and classified as being held for sale under FAS 144. It was determined during the first quarter of 2004 that the amortization of leasing commissions should continue while investment properties are held for sale, and therefore amortization of leasing commissions were reinstated only during the first three quarters ended September 30, 2004.

The sale of Capital Professional Center and one Highlands 80 building resulted in the Partnership recognizing a gain from sale of investment property totaling $4,508,980 and a total net income of $4,450,636 for the nine months ended September 30, 2003. There were no additional sales during the remainder of the year ended 2003 or during the first three quarters of 2004.

The Partnership utilized these proceeds to pay down its remaining debt of $4,084,942 and made cash distributions to its Limited Partners totaling $4,999,997 during the nine months ended September 30, 2003. General and administrative costs primarily include fixed costs which decreased only slightly with the building sales.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Partnership does not have a material market risk due to financial instruments held by the Partnership.

ITEM 4. CONTROLS AND PROCEDURES

  Disclosure Controls and Procedures

  The undersigned principal executive officer and principal financial officer of Capital Builders Development Properties II conclude that Capital Builders Development Properties II's disclosure controls and procedures are effective as of September 30, 2004 based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 15d-15.

  Changes in Internal Control over Financial Reporting

There has been no change in Capital Builders Development Properties II's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 15d-15 that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, Capital Builders Development Properties II's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 15, 2004, the Partnership entered into a settlement agreement with three of its associate general partners, James F. Elder, Michael C. Elder, and David L. Nelson (collectively, the "Claimants"). In April 2002, the Claimants, through counsel, asserted an interest in the proceeds from the sale of properties by the Partnership pursuant to the Partnership Agreement. Under the Partnership Agreement, the General Partners of the Partnership are entitled, from the proceeds of the sale or refinancing of the Partnership's properties, to a deferred acquisition fee if certain tests are met. Claimants asserted that, as associate general partners of the Partnership, they were entitled to this fee. CBI, as Managing General Partner of the Partnership, disputed the claim.

The settlement was the result of some two years of negotiations between CBI and the Claimants. Pursuant to the terms of the settlement agreement, the Partnership will pay the Claimants, from "Cash From Sales or Refinancing," $15,000 each, or $45,000 in total, after the Limited Partners of the Partnership have received cumulative distributions of Cash From Sales or Refinancing equal to their capital contributions to the Partnership. As of September 30, 2004, the Partnership had made an aggregate of $4,999,997 in distributions of Cash From Sales Or Refinancing to the Limited Partners of the Partnership, representing 43.4% of the Limited Partners' capital contributions to the Partnership. No payment will be made to the Claimants unless and until the Limited Partners have received Cash From Sales or Refinancing equal to their remaining capital contributions. In return for this payment, the Claimants release the Partnership from any further claim arising from their interest in the Partnership as Associate General Partners.

CBI entered into the settlement, for and on behalf of the Partnership, to avoid the costs of litigating the dispute in court, and because the question of the claimants' right to a deferred acquisition fee, under the terms of the Partnership Agreement, involves complex calculations. Under the terms of the settlement, neither the Partnership nor CBI acknowledges any wrongdoing.

As part of the settlement, Michael J. Metzger, President of CBI and an associate general partner of the Partnership, has disclaimed any interest either personally or for CBI to any deferred acquisition fee from the Partnership.

ITEM 6. EXHIBITS

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

CAPITAL BUILDERS DEVELOPMENT PROPERTIES II

a California Limited Partnership

By: Capital Builders, Inc.

Its: Corporate General Partner

Date: November 11, 2004

By: _____________________________________

Michael J. Metzger

President

Date: November 11, 2004

By: _____________________________________

Kenneth L. Buckler

Chief Financial Officer