Form 10-K
period 2004-12-31
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 2005-03-31
CIK 791452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d)

of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

As of December 31, 2004 the aggregate Limited Partnership Units held by nonaffiliates of the registrant was 23,030. There is no market for the Units.

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

You may request a free copy of any of the above filings by writing or calling:

Capital Builders Development Properties II

c/o Capital Builders, Inc.

1130 Iron Point Road, Suite 170

Folsom, CA 95630

(916) 353-0500

ITEM 2. PROPERTIES

The Partnership owned 100% equity interest in two properties, Highlands 80 Commerce Center ("H80") and Capital Professional Center ("CPC"). H80 is a three-phase development located in North Highlands, California. Phase I is a 109,083 square foot office/industrial project consisting of five multi-tenant buildings. Phase II consists of approximately 45,777 square feet of two, one-story light industrial/office space buildings and Phase III consists of one, 27,664 square foot, two-story office building. Phase III's building was placed into service during the first quarter of 2002. There are currently three leases signed for this building's space for a total of 8,577 square feet.

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

The three remaining Highlands 80 buildings continue to be listed for sale. The listed sales prices exceed the book value of the buildings. Subsequent to December 31, 2004 the Partnership received an offer to purchase the three remaining H80 buildings for a cash price of $8,315,000. The Partnership is currently in the process of entering into a formal sales contract with the third party buyer and upon execution of the sales contract a $100,000 deposit is expected to be put down. The draft sales contract allows for a certain due diligence period to allow the buyer to further evaluate the purchase.

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

The settlement was the result of some two years of negotiations between CBI and the Claimants. Pursuant to the terms of the settlement agreement, the Partnership will pay the Claimants, from "Cash From Sales or Refinancing," $15,000 each, or $45,000 in total, after the Limited Partners of the Partnership have received cumulative distributions of Cash From Sales or Refinancing equal to their capital contributions to the Partnership. As of December 31, 2004, the Partnership had made an aggregate of $4,999,997 in distributions of Cash From Sales Or Refinancing to the Limited Partners of the Partnership, representing 43.4% of the Limited Partners' capital contributions to the Partnership. No payment will be made to the Claimants unless and until the Limited Partners have received Cash From Sales or Refinancing equal to their remaining capital contributions, and thus such settlement amount has not been accrued for as of December 31, 2004. In return for this payment, the Claimants will release the Partnership from any further claim arising from their interest in the Partnership as Associate General Partners.

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

As of December 31, 2004, there were 1,480 holders and 23,030 Limited Partnership Units outstanding.

ITEM 6. SELECTED FINANCIAL DATA

The following constitutes a summary of selected financial data for the following periods (000's omitted except net income (loss) per Limited Partnership Unit):
	2004	2003	2002	2001	2000
Revenues	$722	$703	$2,507	$2,678	$2,414
Gain from Sale of Buildings	- - -	$4,509	$4,241	- - -	- - -
Net Income (Loss)	$90	$4,472	$3,990	($74)	($102)
Net Income (Loss)per Limited Partnership Unit	$3.89	$192.26	$171.51	($3.19)	($4.37)
Total Assets	$6,914	$6,828	$11,352	$14,983	$13,626
Notes and Loans Payable	- - -	- - -	$4,085	$11,327	$10,251

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

As of December 31, 2004, all buildings owned by the Partnership had been sold with the exception of three H80 buildings. The three remaining H80 buildings continue to be listed for sale and continue to meet the held for sale criteria in FAS 144 and are classified as held for sale and as discontinued operations. Although the unsold buildings have been held for sale in excess of one year, the delay in sale is outside of Management's control and Management remains committed to its plan to sell the buildings as evidenced by the buildings being continuously listed for sale.

The three remaining H80 buildings have had offers well in excess of their book values; however, Management had not accepted these offers as of December 31, 2004 as Management feels the buildings can achieve a higher price than what had been offered.

Management anticipates the remaining three H80 buildings will be sold by the end of the second or third quarter of 2005. Subsequent to December 31, 2004 the Partnership received an offer to purchase the three remaining H80 buildings for a cash price of $8,315,000. The Partnership is currently in the process of entering into a formal sales contract with the third party buyer and upon execution of the sales contract a $100,000 deposit is expected to be put down. The draft sales contract allows for a certain due diligence period to allow the buyer to further evaluate the purchase.

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

The Partnership's primary current sources of cash are from cash balances, property rental income and proceeds from the partial sale of its assets. As of December 31, 2004, the Partnership had $937,180 in unrestricted cash. It is the Partnership's intention to utilize existing cash balances for continued leasing operations (tenant improvements and leasing commissions) at Highlands 80.

During the year ended December 31, 2004, the Partnership made $205,355 in improvements for its Highlands 80 property. These improvements consisted of tenant improvements in Highlands 80 Phase III (a 27,664 sq. foot office building). The Partnership funded these costs with proceeds from rental operations ($37,623) and cash reserves.

The Partnership may continue to incur improvement costs as the Highlands 80 Phase III building is leased. The total projected tenant improvement costs that may be incurred during 2005 are estimated to be $535,000. These costs will be funded with continued proceeds from rental operations and cash reserves.

During the year ended December 31, 2004, the Partnership paid $34,394 in management fees to its Managing General Partner. Management fees are classified on the Statements of Operations as an Operating Expense. The General Partner is currently charging 5% of collected revenue.

The Partnership's ability to maintain or improve cash flow is dependent upon its ability to maintain and improve the occupancy of its investment properties. Management believes the Partnership's financial resources should be adequate to meet 2005's obligations and no adverse change in liquidity is foreseen. The Partnership's properties' current market values are in excess of their carrying values.

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

Classification as Discontinued Operations:

All real estate assets of the Partnership had been listed for sale during the years ended December 31, 2004, 2003 and 2002.

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

Results of Operations

2004 vs. 2003

All real estate assets of the Partnership had been listed for sale during the years ended December 31, 2004 and 2003. In accordance with the Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), the current year results from the operations and financial position of the entire entity have been classified as discontinued operations. Additionally, all prior periods have been stated as if the entire entity had been a discontinued operation. Depreciation was ceased on all buildings or project when the buildings or project was listed for sale in accordance with FAS 144.

During the year ended December 31, 2004 as compared to December 31, 2003, the Partnership's total revenues increased by $19,241 (2.7%), while its expenses decreased by $107,793 (14.6%), resulting in an increase in net income from discontinued operations to $90,491.

The primary reason for the increase in revenue is due to annual rent increases for renewed leases and an increase in the occupied space at the Highlands 80 remaining buildings.

The decrease in total expenses is primarily due to the Partnership maintaining ownership of Capital Professional Center and one additional Highlands 80 building during the first quarter of 2003. The expenses for the operations of these buildings were therefore included in the 2003 Statements of Operations.

The Partnership has three remaining Highlands 80 buildings listed for sale. These remaining buildings represent 34% (based on square footage) of the Partnerships pre-sale holdings. These buildings at their current combined occupancy of 75% as of December 31, 2004 are producing a positive cash flow.

2003 vs. 2002

During the year ended December 31, 2003 as compared to December 31, 2002, the Partnership's total revenues decreased by $1,804,570 (72%), while its expenses decreased by $2,019,091 (73.2%), resulting in a decrease in net loss from discontinued operations by $214,521 (85.4%).

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

ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Partnership does not have a material market risk due to financial instruments held by the Partnership.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page Number

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	12

FINANCIAL STATEMENTS:
BALANCE SHEETS AS OF DECEMBER 31, 2004 AND 2003	13

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002	14

STATEMENTS OF PARTNERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002	15

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002	16

NOTES TO FINANCIAL STATEMENTS	17-23

SUPPLEMENTAL SCHEDULE:
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION	29

Financial schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in this report.

Report of Independent Registered Public Accounting Firm

The Partners
Capital Builders Development Properties II:

We have audited the accompanying balance sheets of Capital Builders Development Properties II, a California Limited Partnership, as of December 31, 2004 and 2003, and the related statements of operations, partners' equity and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Builders Development Properties II as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Sacramento, California
February 25, 2005

PART 1 - FINANCIAL INFORMATION
Capital Builders Development Properties II
(A California Limited Partnership)

BALANCE SHEETS
[Discontinued Operations]

	December 31,	December 31,
	2004	2003

ASSETS
Cash	$937,180	$1,104,912

Accounts receivable, net of allowance for doubtful accounts of $360 as of December 31, 2004 and 2003	75,057	51,560

Investment property, at cost, net of accumulated depreciation of $1,031,878 at December 31, 2004 and 2003	5,772,804	5,554,428

Lease commissions, net of accumulated amortization of $97,516 and $68,433 at December 31, 2004 and 2003, respectively	119,275	114,644

Other assets, net of accumulated amortization of $-0- at December 31, 2004 and 2003	9,388	2,888

Total assets	$6,913,704	$6,828,432

LIABILITIES AND PARTNERS' EQUITY
Accounts payable and accrued liabilities	$158,256	$159,414
Tenant deposits	43,845	47,906

Total liabilities	202,101	207,320

Commitments and contingencies
Partners' Equity:
General Partners	21,284	20,379
Limited Partners	6,690,319	6,600,733

Total Partners' equity	6,711,603	6,621,112

Total liabilities and Partners' equity	$6,913,704	$6,828,432

See accompanying notes to the financial statements.

Capital Builders Development Properties II
(A California Limited Partnership)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,
[Discontinued Operations]

	2004	2003	2002

Revenues
Rental and other income	$715,000	$684,378	$2,500,494
Interest income	7,131	18,512	6,966

Total revenues	722,131	702,890	2,507,460

Expenses
Operating expenses	204,928	219,575	549,623
Repairs and maintenance	90,494	101,534	539,536
Property taxes	65,663	102,310	146,259
Interest	- - - - -	48,611	804,363
General and administrative	241,472	267,403	277,555
Depreciation and amortization	29,083	- - - - -	441,188

Total expenses	631,640	739,433	2,758,524

Income (loss) from discontinued operations	90,491	(36,543)	(251,064)

Gain from sale of investment property	- - - - -	4,508,980	4,240,907

Net income	90,491	4,472,437	3,989,843

Allocated to General Partners	905	44,724	39,898

Allocated to Limited Partners	$89,586	$4,427,713	$3,949,945

Net income per Limited Partnership Unit	$3.89	$192.26	$171.51

Average Units outstanding	23,030	23,030	23,030

See accompanying notes to the financial statements.

Capital Builders Development Properties II
(A California Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
[Discontinued Operations]

	General Partners	Limited Partners	Total Partners' Equity

Balance at December 31, 2001	($64,243)	$3,223,072	$3,158,829

Net income	39,898	3,949,945	3,989,843

Balance at December 31, 2002	(24,345)	7,173,017	7,148,672

Net income	44,724	4,427,713	4,472,437

Distributions	- - - - -	(4,999,997)	(4,999,997)

Balance at December 31, 2003	20,379	6,600,733	6,621,112

Net income	905	89,586	90,491

Balance at December 31, 2004	$21,284	$6,690,319	$6,711,603

See accompanying notes to the financial statements.

Capital Builders Development Properties II
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,
[Discontinued Operations]

	2004	2003	2002

Cash flows from operating activities:
Net income	$90,491	$4,472,437	$3,989,843
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Gain from sale of investment property	- - - - -	(4,508,980)	(4,240,907)
Depreciation and amortization	29,083	- - - - -	441,188
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(23,497)	5,660	63,575
Increase in leasing commissions	(33,714)	(47,726)	(72,190)
(Increase) Decrease in other assets	(6,500)	29,785	(20,719)
Decrease in accounts payable and accrued liabilities	(14,179)	(185)	(21,085)
Decrease in tenant deposits	(4,061)	(49,565)	(42,530)

Net cash provided by (used in) operating activities	37,623	(98,574)	97,175

Cash flows from investing activities:
Improvements to investment properties	(205,355)	(315,531)	(583,330)
Net proceeds from sale of buildings	- - - - -	9,407,720	8,525,041

Net cash (used in) provided by investing activities	(205,355)	9,092,189	7,941,711

Cash flows from financing activities:
Proceeds from issuance of debt	- - - - -	- - - - -	509,515
Payments of debt	- - - - -	(4,084,942)	(7,751,679)
Distributions to Limited Partners	- - - - -	(4,999,997)	- - - - -

Net cash used in financing activities	- - - - -	(9,084,939)	(7,242,164)

Net (decrease) increase in cash	(167,732)	(91,324)	796,722

Cash, beginning of year	1,104,912	1,196,236	399,514

Cash, end of year	$937,180	$1,104,912	$1,196,236

Cash paid for interest, net of interest capitalized	- - - - -	$48,611	$804,363

Non cash investing activity:
Capital improvements financed through accounts payable and accrued liabilities	$151,544	$138,523	- - - - -

See accompanying notes to the financial statements.

Capital Builders Development Properties II

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003, AND 2003

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

During July 2002, the Highlands 80 ("H80") buildings (8 individual buildings) were listed for sale, along with the Capital Professional Center project ("CPC") (two individual buildings). This resulted in all real estate assets of the Partnership being listed for sale during the years ended December 31, 2004, 2003 and 2002. As discussed in Note 3, five of the eight H80 buildings and CPC have been sold as of the quarter ended March 31, 2003, leaving three H80 buildings unsold as of December 31, 2004.

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

As of December 31, 2004 all buildings owned by the Partnership had been sold with the exception of three H80 buildings. The three remaining H80 buildings continue to be listed for sale and continue to meet the held for sale criteria in FAS 144 and are classified as held for sale and as discontinued operations. Although the unsold buildings have been held for sale in excess of one year, the delay in sale is outside of Management's control and Management remains committed to its plan to sell the buildings as evidenced by the buildings being continuously listed for sale. Subsequent to December 31, 2004 the Partnership received an offer to purchase the three remaining H80 buildings for a cash price of $8,315,000. See Note 8 for further discussion.

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

Allowance for Doubtful Accounts Receivable

The allowance for doubtful accounts is based upon analysis of possible losses from trade receivables. The allowance for doubtful accounts was $360 as of December 31, 2004 and December 31, 2003. The provision for losses during the years ended December 31, 2004 and December 31, 2003 was $-0-.

Net Income (Loss) per Limited Partnership Unit

The net income per Limited Partnership Unit is computed based on the weighted average number of Units outstanding of 23,030 during the years ended December 31, 2004, 2003 and 2002.

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

The General Partners had previously agreed to reduce their future General Partner participation in proceeds from sales by an amount equal to the loss on the abandonment of option fees in 1988 ($110,000) and interest on the amount at a rate equal to that of the borrowed funds rate as determined by construction or permanent funds utilized by the Partnership.

On June 15, 2004, the Partnership entered into a settlement agreement with three of its Associate General Partners to pay a maximum of $45,000 ($15,000 each) only after the Limited Partners of the Partnership have received cumulative distributions of cash from sales or refinancing equal to their capital contributions to the Partnership (see Item 3., Legal Proceedings, for further disclosure). No payment will be made to the Claimants unless and until the Limited Partners have received Cash From Sales or Refinancing equal to their remaining capital contributions and thus such settlement amount has not been accrued for as of December 31, 2004.

The total management fees paid to the Managing General Partner were $34,394, $33,929 and $125,320 for the years ended December 31, 2004, 2003 and 2002, respectively, while total reimbursement of expenses was $251,408, $267,989 and $288,229, respectively.

Management fees are classified on the Statements of Operations as an Operating Expense. Reimbursement of expenses is primarily for investor services, preparation of SEC filings, audit coordination and other Partnership management functions. Expense reimbursements are classified as Operating Expenses and General and Administrative expenses on the Statements of Operations.

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

NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account at December 31 are as follows:
	2004	2003
Land	$1,165,958	$1,165,958
Building and Improvements	4,299,045	4,299,045
Tenant Improvements	1,339,679	1,121,303
Investment property, at cost	6,804,682	6,586,306
Less: accumulated depreciation and amortization	(1,031,878)	(1,031,878)
Investment property, net	$5,772,804	$5,554,428

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

During January 2003, the Partnership sold an additional Highlands 80 building and CPC. The Partnership received net proceeds of $9,407,720 after commissions and closing costs. The sale of these assets resulted in gain recognition of $4,508,980 during the quarter ended March 31, 2003. In conjunction with these sales, tenant security deposits were assumed by the buyers while the Partnership retained ownership of the accounts receivable. There were no additional sales during 2004.

NOTE 4 - LEASES

The Partnership leases its property under long term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the full years ending December 31 are as follows:
2005	$ 620,137
2006	473,468
2007	146,519
2008	127,548
2009	117,444
Thereafter	387,833
Total	$ 1,872,949

NOTE 5 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
YEAR 2004	March 31	June 30	September 30	December 31

Revenues	$ 174,976	$ 189,617	$ 192,063	$ 165,475

Net income	$ 10,594	$ 33,742	$ 31,220	$ 14,935

Net income per limited partnership unit	$ 0.46	$ 1.45	$ 1.34	$ 0.64

YEAR 2003	March 31	June 30	September 30	December 31

Revenues	$ 253,768	$ 142,595	$ 161,077	$ 145,450

Gain on sale of investment properties	$ 4,508,980	- - - - -	- - - - -	- - - - -

Net income (loss)	$ 4,475,754	$ (53,754)	$ 28,636	$ 21,801

Net income (loss) per limited partnership unit	$ 192.40	$ (2.31)	$ 1.23	$ 0.94

NOTE 6 - RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

A reconciliation of the net loss as reflected on the accompanying Statements of Operations to that reflected on the Federal income tax return for the years ended December 31 is as follows:
	2004	2003	2002

Net income - Statements of Operations	$90,491	$4,472,437	$3,989,843
Adjustments
resulting from:
Difference in depreciation and amortization and in 2003 and 2002 the sale of properties	(169,658)	(1,922,844)	(1,508,585)

Net (loss) income - tax return	($79,167)	$2,549,593	$2,481,258

Partners' equity - Statements of Partners' Equity	$6,711,603	$6,621,112	$ 7,148,672

(Decreases) Increases
resulting from:
Difference in depreciation and amortization and property sales in 2004, 2003 and 2002	(490,757)	(321,099)	1,601,743

Selling expenses for Partnership units	1,713,666	1,713,666	1,713,666

Partners' equity - tax return	$7,934,512	$8,013,679	$10,464,081

Taxable (loss) income per Limited Partnership unit after giving effect to the taxable (loss) income or allocated to the General Partner	($3.40)	$109.60	$106.66

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Partnership is involved in litigation arising in the normal course of its business. In the opinion of management, the Partnership's recovery or liability if any, under any pending litigation would not materially affect its financial condition or results of operations.

NOTE 8 - SUBSEQUENT EVENT

Subsequent to December 31, 2004 the Partnership received an offer to purchase the three remaining H80 buildings for a cash price of $8,315,000. The Partnership is currently in the process of entering into a formal sales contract with the third party buyer and upon execution of the sales contract a $100,000 deposit is expected to be put down. The draft sales contract allows for a certain due diligence period to allow the buyer to further evaluate the purchase.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A. CONTROLS AND PROCEDURES

  Disclosure Controls and Procedures

  The undersigned principal executive officer and principal financial officer of Capital Builders Development Properties II conclude that Capital Builders Development Properties II's disclosure controls and procedures are effective as of December 31, 2004 based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 15d-15.

  Changes in Internal Control over Financial Reporting

There has been no change in Capital Builders Development Properties II's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 15d-15 that occurred during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, Capital Builders Development Properties II's internal control over financial reporting.

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

The officers, directors, and key personnel of CB are as follows:

Name and Office

Michael J. Metzger, President and Director

Mark J. Leggio, Director

Ellen Wilcox, Director

Andrew Gianulias, Director

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

Financial Expert on the Board of Directors

The board of directors of CB does not have an audit committee; rather, the board itself oversees the accounting and financial reporting processes of the Partnership and the audits of the financial statements of the Partnership. Mr. Metzger, President and director of CB, and Ken Buckler, Chief Financial Officer of CB, in turn, on behalf of CB, oversee the establishment and implementation of CB's financial and reporting controls and procedures and the audits of the financial statements of the Partnership. While director Leggio may have the qualifications of an "audit committee financial expert" within the meaning of the SEC's Regulation S-K (Item 401(h)), because Mr. Leggio is not involved in the direct review of the audit of the financial statements of the Partnership, the board of CB has not designated Mr. Leggio as the board's "audit committee financial expert."

ITEM 11. EXECUTIVE COMPENSATION

The Partnership does not have any officers or employees and, therefore, does not pay compensation to such persons. The Partnership's business is conducted by the Managing General Partner which is entitled under Article IV of the Partnership Agreement to receive underwriting commissions, acquisition fees, property management fees, subordinated real estate commission, share of distribution and an interest in the Partnership. The Managing General Partner's fees totaled $34,394 in 2004, consisting entirely of property management fees which are calculated as 5% of gross rental revenues collected.

In addition to the fees described above, the General Partner is entitled to reimbursement for out of pocket expenses incurred on behalf of the Partnership. Such expenses aggregated $251,408 in 2004.

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

During the year ended December 31, 2004, the Managing General Partner and/or its affiliate received $251,408 for reimbursement of administrative services and $34,394 for property management and administrative fees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Summarized below is the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:
	2004	2003
Audit fees	$ 45,000	$ 31,000
Audit-related fees	$ - - -	$ - - -
Tax fees	$ 5,720	$ 3,000
All other fees	$ - - -	$ - - -

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

The Managing General Partner,

For and On Behalf of the

Capital Builders Development Properties II

A California Limited Partnership

____________________________________

Michael J. Metzger, President

____________________________________

Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature, Title and Date

____________________________________

Michael J. Metzger

Associate General Partner;

President and Director of Capital Builders, Inc. ("CB")

____________________________________

Date

____________________________________

Kenneth L. Buckler

Chief Financial Officer of CB

____________________________________

Date

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The Partnership has not sent an annual report or proxy statements to the Limited Partners and does not intend to send a proxy statement to the Limited Partners. The Partnership will send the Limited Partners an annual report and will furnish the Commission with copies of the annual report on or before April 30, 2005.

Capital Builders Development Properties II
A California Limited Partnership and Subsidiary

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004

Column A	Column B	Column C	Column D

Description	Encumbrances	Initial Cost	Cost Capitalized Subsequent to Acquisition

		Land (1)	Improvements(1)	Carrying Costs

Commercial Office Bldg.
Highlands 80	$0	$659,092	$5,897,933	$29,281

Balance at beginning of period

Additions

Deletions (2)

Balance at end of period

Column A		Column E

Description		Gross Carrying Amount at End of Period

		Land(1)	Buildings & Improvements(1)	Total (1)

Commercial Office Bldg.
Highlands 80		$1,165,958	$5,638,724	$6,804,682

		Column E Total

		2002	2003	2004

Balance at beginning of period		$17,084,938	$11,846,748	$6,586,306

Additions		583,330	454,054	218,376

Deletions (2)		(5,821,520)	(5,714,496)	0

Balance at end of period		$11,846,748	$6,586,306	$6,804,682

Column A	Column F	Column G	Column H	Column I

Description	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation Life

Commercial Office Bldg.
Highlands 80	$1,031,878	1987	1987	40 Years (Bldg.)

		Column F Total

		2002	2003	2004

Balance at beginning of period		$3,149,455	$2,070,581	$1,031,878

Additions		352,019	0	0

Deletions (2)		(1,430,893)	(1,038,703)	0

Balance at end of period		$2,070,581	$1,031,878	$1,031,878

1) Valuation allowance for possible investment loss of $98,467 at December 31, 1995 was charged against the cost basis of the land and building and improvements on a pro rata basis in accordance with the provisions of SFAS No. 121 which was adopted during 1995.

2) During 2002, deletions represent the sale of four Highlands 80 buildings. During 2003, deletions represent the sale of Capital Professional Center and one Highlands 80 building.