Form 10-Q
period 2005-03-31
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 2005-05-16
CIK 791452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities and Exchange Act of 1934

For the fiscal quarter ended March 31, 2005

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

As of March 31, 2005 the aggregate Limited Partnership Units held by nonaffiliates of the registrant was 23,030. There is no market for the Units.

Forward-Looking Statements

When used in this quarterly report, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, those set forth in the sections entitled "Potential Factors Affecting Future Operating Results" and "Qualitative and Quantitative Disclosures About Market Risks" below. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART 1 - FINANCIAL INFORMATION
Capital Builders Development Properties II
(A California Limited Partnership)

BALANCE SHEETS
[Discontinued Operations]
(unaudited)

	March 31,	December 31,
	2005	2004

ASSETS
Cash	$517,868	$937,180
Accounts receivable, net of allowance for doubtful accounts of $360 at March 31, 2005 and December 31, 2004	117,777	75,057
Investment property, at cost, net of accumulated depreciation of $1,031,878 at March 31, 2005 and December 31, 2004	5,896,562	5,772,804
Lease commissions, net of accumulated amortization of $113,759 and $97,516 at March 31, 2005 and December 31, 2004	225,264	119,275
Other assets	24,128	9,388

Total assets	$6,781,599	$6,913,704

LIABILITIES AND PARTNERS' EQUITY
Accounts payable and accrued liabilities	11,140	158,256
Tenant deposits	43,845	43,845

Total liabilities	54,985	202,101

Commitments and contingencies
Partners' Equity:
General Partners	21,434	21,284
Limited Partners	6,705,180	6,690,319

Total Partners' equity	6,726,614	6,711,603

Total liabilities and Partners' equity	$6,781,599	$6,913,704

See accompanying notes to the financial statements.

Capital Builders Development Properties II
(A California Limited Partnership)

STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31,
[Discontinued Operations]
(unaudited)

	2005	2004

Revenues
Rental and other income	$211,077	$173,168
Interest income	1,161	1,808

Total revenues	212,238	174,976

Expenses
Operating expenses	50,133	48,066
Repairs and maintenance	24,795	16,936
Property taxes	16,238	17,456
General and administrative	89,818	75,269
Amortization	16,243	6,655

Total expenses	197,227	164,382

Net income from discontinued operations	15,011	10,594

Allocated to general partners	150	106

Allocated to limited partners	$14,861	$10,488

Net income per limited partnership unit	$0.65	$0.46

Average units outstanding	23,030	23,030

See accompanying notes to the financial statements.

Capital Builders Development Properties II
(A California Limited Partnership)
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31,
[Discontinued Operations]
(unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$15,011	$10,594
Adjustments to reconcile net income to net cash flow used in operating activities:
Amortization	16,243	6,655
Changes in assets and liabilities
Increase in accounts receivable	(42,720)	(24,745)
Increase in other assets	(14,740)	(11,670)
Increase in accounts payable and accrued liabilities	4,429	8,029
Increase in tenant deposits	- - - - -	250
Net cash used in operating activities	(21,777)	(10,887)

Cash flows from investing activities:
Improvements to investment properties	(275,303)	(194,349)
Increase in leasing commissions	(122,232)	- - - - -

Net cash used in investing activities	(397,535)	(194,349)

Net decrease in cash	(419,312)	(205,236)

Cash, beginning of period	937,180	1,104,912

Cash, end of period	$517,868	$899,676

See accompanying notes to the financial statements.

Capital Builders Development Properties II

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005

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

During July 2002, the Highlands 80 ("H80") buildings (eight individual buildings) were listed for sale, along with the Capital Professional Center project ("CPC") (two individual buildings). This resulted in all real estate assets of the Partnership being listed for sale as of March 31, 2005 and December 31, 2004. As discussed in Note 3, five of the eight H80 buildings and CPC had been sold as of March 31, 2005, leaving three H80 buildings unsold as of March 31, 2005.

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), the current period results from operations and financial position of the entire entity, as well as all other periods presented, have been classified as discontinued operations as the Partnership had listed all assets for sale and the Partnership had met all of the other criteria of long-lived assets to be disposed of by sale. Depreciation was ceased on all buildings and projects when the buildings and projects were listed for sale in accordance with FAS 144.

Additionally, in accordance with FAS 144, all unsold buildings were evaluated for impairment. No impairment adjustments were required.

As of March 31, 2005 all buildings owned by the Partnership had been sold with the exception of three H80 buildings. The three remaining H80 buildings continue to be listed for sale and continue to meet the held for sale criteria in FAS 144 and are classified as held for sale and as discontinued operations. Although the unsold buildings have been held for sale in excess of one year, the delay in sale is outside of management's control and management remains committed to its plan to sell the buildings as evidenced by the buildings being continuously listed for sale. During the quarter ended March 31, 2005 the Partnership received an offer to purchase the three remaining H80 buildings for a cash price of $8,400,000.

The Partnership is currently in the process of reviewing a formal sales contract with the third party buyer and upon execution of the sales contract, a $25,000 deposit is expected to be put down. The draft sales contract allows for a due diligence period to allow the buyer to further evaluate the purchase.

Management has not and will not adopt a strategy for dissolving the Partnership until such time as a majority of the Partnership's properties have been sold, sales contracts for the balance of the properties are pending, and the General Partner approves such a plan.

Organization

Capital Builders Development Properties II, a California Limited Partnership, is formed under the laws of the State of California. The Managing General Partner is Capital Builders, Inc., a California corporation (CB).

The Partnership is in the business of real estate development and is not a significant factor in its industry. The Partnership's investment properties are located near a major urban area and, accordingly, compete not only with similar properties in their immediate area but with properties throughout the urban area. Such competition is primarily on the basis of locations, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar companies, real estate investment trusts and financial institutions) with respect to the purchase and sale of buildings, primarily on the basis of the prices and terms of such transactions.

Investment Properties

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

The Partnership's investment property consists of commercial land, buildings and leasehold improvements that are carried net of accumulated depreciation. Depreciation was provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives of three to forty years. The straight-line method of depreciation was followed for financial reporting purposes. Depreciation and amortization was ceased when the corresponding real estate assets met the criteria to be accounted for as held for sale.

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

Gains from building sales are recognized using the full accrual method when title has passed to the buyer, the collectibility of the sales price is reasonably assured, the required minimum cash down payment has been received, and the Partnership has no continuing involvement with the property. When a sale does not meet the requirements for full profit recognition, the sale or a portion of the profit thereon is deferred until such requirements are met using the deposit, installment, or cost recovery method, as appropriate under the circumstances.

Allowance for Doubtful Accounts Receivable

The allowance for doubtful accounts is based upon analysis of possible losses from trade receivables. The allowance for doubtful accounts was $360 as of March 31, 2005 and December 31, 2004. The provision for losses during the periods ended March 31, 2005 and December 31, 2004 was $-0-.

Net Income per Limited Partnership Unit

The net income per Limited Partnership Unit is computed based on the weighted average number of Units outstanding of 23,030 during the periods ended March 31, 2005 and December 31, 2004.

Statement of Cash Flows

For purposes of the statement of cash flows, the Partnership considers all short-term investments with a maturity, at date of purchase, of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements requires Partnership management to make estimates and judgments that effect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Partnership management evaluates its estimates, including those related to long lived assets, accounts receivable, and contingencies and litigation. Partnership management bases its estimates on current information, historical experience and or various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recognition of revenue and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

All acquisition fees and expenses, all underwriting commissions, and all offering and organizational expenses which can be paid are limited to 20% of the gross proceeds from sales of Partnership Units provided the Partnership incurs no borrowing to develop its properties. However, these fees may increase to a maximum of 33% of the gross offering proceeds based upon the total acquisition and development costs, including borrowings. Since the formation of the Partnership, fees totaling 27.5% were paid to the Partnership's related parties, leaving a remaining maximum of 5.5% ($633,325) of the gross offering proceeds.

The General Partners had previously agreed to reduce their future General Partner participation in proceeds from sales by an amount equal to the loss on the abandonment of option fees in 1988 ($110,000) and interest on the amount at a rate equal to that of the borrowed funds rate as determined by construction or permanent funds utilized by the Partnership.

On June 15, 2004, the Partnership entered into a settlement agreement with three of its Associate General Partners to pay a maximum of $45,000 ($15,000 each) only after the Limited Partners of the Partnership have received cumulative distributions of cash from sales or refinancing equal to their capital contributions to the Partnership. No payment will be made to the claimants unless and until the Limited Partners have received cash from sales or refinancing equal to their remaining capital contributions and thus such settlement amount has not been accrued for as of March 31, 2005.

The total management fees paid to the Managing General Partner were $8,604 and $6,843 for the three months ended March 31, 2005 and 2004 respectively, while total reimbursement of expenses was $62,927 and $66,377, respectively.

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

NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account at December 31 are as follows:
	March 31, 2005	December 31, 2004
Land	$1,165,958	$1,165,958
Building and improvements	4,299,045	4,299,045
Tenant improvements	1,463,437	1,339,679
Investment property, at cost	6,928,440	6,804,682
Less: Accumulated depreciation and amortization	(1,031,878)	(1,031,878)
Investment property, net	$5,896,562	$5,772,804

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

During January 2003, the Partnership sold an additional Highlands 80 building and CPC. The Partnership received net proceeds of $9,407,720 after commissions and closing costs. The sale of these assets resulted in gain recognition of $4,508,980 during the quarter ended March 31, 2003. In conjunction with these sales, tenant security deposits were assumed by the buyers while the Partnership retained ownership of the accounts receivable. There were no additional sales during 2005 or 2004.

NOTE 4 - LEASES

The Partnership leases its property under long term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the full years ending December 31 are as follows:
2005	923,700
2006	837,828
2007	529,121
2008	221,476
2009	193,948
Thereafter	448,180
Total	$3,154,253

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the month of July 2002, the Highlands 80 project (eight individual buildings) was listed for sale, and during the month of October 2002 the CPC project (two individual buildings) was listed for sale, which resulted in all real estate assets of the Partnership being listed for sale during the year ended December 31, 2002.

In accordance with the Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), the current period results from operations and financial position of the entire entity have been classified as discontinued operations as the Partnership had listed all assets for sale and the Partnership had met all of the other criteria of long-lived assets to be disposed of by sale. Additionally, all prior periods have been stated to reflect the entire entity as a discontinued operation. Depreciation was ceased on all buildings and projects when the buildings and projects were listed for sale in accordance with FAS 144.

As of March 31, 2005, all buildings owned by the Partnership had been sold with the exception of three H80 buildings. The three remaining H80 buildings continue to be listed for sale and continue to meet the held for sale criteria in FAS 144 and are classified as held for sale and as discontinued operations. Although the unsold buildings have been held for sale in excess of one year, the delay in sale is outside of management's control and management remains committed to its plan to sell the buildings as evidenced by the buildings being continuously listed for sale.

The three remaining H80 buildings have had offers well in excess of their book values; however, management had not completed a formal contract as of March 31, 2005.

Management anticipates the remaining three H80 buildings will be sold by the end of the second or third quarter of 2005. During the quarter ended March 31, 2005 the Partnership received an offer to purchase the three remaining H80 buildings for a cash price of $8,400,000. The Partnership is currently in the process of reviewing a formal sales contract with the third party buyer and upon execution of the sales contract, a $25,000 deposit is expected to be put down. The draft sales contract allows for a due diligence period to allow the buyer to further evaluate the purchase.

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

The Partnership's primary current sources of cash are from cash balances, property rental income and proceeds from the partial sale of its assets. As of March 31, 2005, the Partnership had $517,868 in unrestricted cash. It is the Partnership's intention to utilize existing cash balances for continued leasing operations (tenant improvements and leasing commissions) at Highlands 80.

During the quarter ended March 31, 2005, the Partnership paid $275,303 for improvements and $122,232 for lease commissions relating to two new leases for its Highlands 80 property. The Partnership funded these costs with proceeds from rental operations and cash reserves.

The Partnership may continue to incur improvement costs as the Highlands 80 Phase III building is leased. The total projected tenant improvement costs that may be incurred during 2005 are estimated to be $375,000. These costs will be funded with continued proceeds from rental operations and cash reserves.

During the quarter ended March 31, 2005, the Partnership paid $8,604 in management fees to its Managing General Partner. Management fees are classified on the statements of operations as an operating expense. The General Partner is currently charging 5% of collected revenue.

The Partnership's ability to maintain or improve cash flow is dependent upon its ability to maintain and improve the occupancy of its investment properties. Management believes the Partnership's financial resources will be adequate to meet 2005's obligations and no adverse change in liquidity is foreseen. The Partnership's properties' current market values are in excess of their carrying values.

Critical Accounting Policies and Estimates

The Partnership's discussion and analysis of its financial condition and results of operations are based upon the Partnership's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires Partnership management to make estimates and judgments that effect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Partnership management evaluates its estimates, including those related to long lived assets, accounts receivable, deferred revenue, and contingencies and litigation. Partnership management bases its estimates on current information, historical experience and or various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recognition of revenue and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Partnership believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements:

Valuation of Investment Property (Long-Lived Assets):

Investment property is evaluated for impairment on a continual basis based on the property's occupancy levels, annual cash flows, and projected cash flows based on the rental market and other factors including prospective new tenants.

Classification as Discontinued Operations:

All real estate assets of the Partnership had been listed for sale during the three months ended March 31, 2005 and 2004.

In accordance with the Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), the current period results from operations and financial position of the entire entity have been classified as discontinued operations as the Partnership had listed all assets for sale and the Partnership had met all of the other criteria of long-lived assets to be disposed of by sale. Additionally, all prior periods have been stated to reflect the entire entity as a discontinued operation. Depreciation was ceased on all buildings and projects when the buildings and projects were listed for sale in accordance with FAS 144.

Results of Operations

All real estate assets of the Partnership had been listed for sale during the three months ended March 31, 2005 and 2004. In accordance with the Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), the current period results from the operations and financial position of the entire entity have been classified as discontinued operations. Additionally, all prior periods have been stated to reflect the entire entity as a discontinued operation. Depreciation was ceased on all buildings and projects when the buildings and projects were listed for sale in accordance with FAS 144.

During the quarter ended March 31, 2005 as compared to March 31, 2004, the Partnership's total revenues increased by $37,262 (21.3%), while its expenses increased by $32,845 (20%), resulting in an increase in net income from discontinued operations of $4,417 (41.7%).

The primary reason for the increase in revenue is due to annual rent increases for renewed leases and an increase in the occupied space at the Highlands 80 remaining buildings.

The increase in total expenses is primarily due to the following:

  Increase in repairs and maintenance of $7,859 (46.4%) due to landscape renovations;

  Increase in general and administrative of $14,549 (19.3%) due to higher audit fees; and

  Increase in amortization of $9,588 (144.1%) due to an increase in lease commissions being amortized.

The Partnership has three remaining Highlands 80 buildings listed for sale. These remaining buildings represent 34% (based on square footage) of the Partnerships pre-sale holdings. These buildings, at their current combined occupancy of 77% as of March 31, 2005, are producing positive cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Partnership does not have a material market risk due to financial instruments held by the Partnership.

ITEM 4. CONTROLS AND PROCEDURES

  Disclosure Controls and Procedures

  The undersigned principal executive officer and principal financial officer of Capital Builders Development Properties II conclude that Capital Builders Development Properties II's disclosure controls and procedures are effective as of March 31, 2005 based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 15d-15.

  Changes in Internal Control over Financial Reporting

There has been no change in Capital Builders Development Properties II's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 15d-15 that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, Capital Builders Development Properties II's internal control over financial reporting.

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

CAPITAL BUILDERS DEVELOPMENT PROPERTIES II

a California Limited Partnership

By: Capital Builders, Inc.

Its Corporate General Partner

Date: May 13, 2005

By:_____________________________________

Michael J. Metzger

President

Date: May 13, 2005

By:_____________________________________

Kenneth L. Buckler

Chief Financial Officer