Form 10-Q
period 2005-06-30
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 2005-08-15
CIK 791452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities and Exchange Act of 1934

For the fiscal quarter ended June 30, 2005

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

As of June 30, 2005 the aggregate Limited Partnership Units held by nonaffiliates of the registrant was 23,030. There is no market for the Units.

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
(A California Limited Partnership)

BALANCE SHEETS
[Discontinued Operations]
(unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Cash	$566,818	$937,180
Accounts receivable, net of allowance for doubtful accounts of $360 at June 30, 2005 and March 31, 2005	116,732	75,057
Investment property, at cost, net of accumulated depreciation of $1,031,878 at June 30, 2005 and March 31, 2005	5,924,687	5,772,804
Lease commissions, net of accumulated amortization of $129,571 and $97,516 at June 30, 2005 and March 31, 2005	212,557	119,275
Other assets	7,888	9,388

Total assets	$6,828,682	$6,913,704

LIABILITIES AND PARTNERS' EQUITY
Accounts payable and accrued liabilities	9,495	158,256
Tenant deposits	43,845	43,845

Total liabilities	53,340	202,101

Commitments and contingencies
Partners' Equity:
General Partners	21,921	21,284
Limited Partners	6,753,421	6,690,319

Total Partners' equity	6,775,342	6,711,603

Total liabilities and Partners' equity	$6,828,682	$6,913,704

See accompanying notes to the financial statements.

Capital Builders Development Properties II
(A California Limited Partnership)

STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30,
[Discontinued Operations]
(unaudited)

	2005		2004
	Three	Six	Three	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
Revenues
Rental and other income	$206,742	$417,819	$187,946	$361,114
Interest income	1,060	2,221	1,671	3,479

Total revenues	207,802	420,040	189,617	364,593

Expenses
Operating expenses	43,581	93,714	43,812	91,882
Repairs and maintenance	22,141	46,936	30,529	47,465
Property taxes	16,240	32,478	15,729	33,185
General and administrative	61,301	151,119	57,670	132,939
Amortization	15,813	32,056	8,131	14,786

Total expenses	159,076	356,303	155,871	320,257

Net Income from discontinued operations	48,726	63,737	33,746	44,336
Allocated to general partner	487	637	337	443

Allocated to limited partners	$ 48,239	$ 63,100	$ 33,409	$ 43,893

Net income per limited partnership unit	$ 2.09	$ 2.74	$ 1.45	$ 1.91

Average units outstanding	23,030	23,030	23,030	23,030

See accompanying notes to the financial statements.

Capital Builders Development Properties II
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30,
[Discontinued Operations]
(unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$ 63,737	$ 44,336
Adjustments to reconcile net income to net cash flow used in operating activities:
Amortization	32,056	14,786
Changes in assets and liabilities
Increase in accounts receivable	(41,675)	(62,021)
Decrease in other assets	1,500	1
Decrease in accounts payable and accrued liabilities	2,784	(16,222)
Increase in tenant deposits	- - - - -	251
Net cash used in operating activities	58,402	(18,869)

Cash flows from investing activities:
Improvements to investment properties	(303,427)	(196,013)
Increase in leasing commissions	(125,337)	(3,553)

Net cash used in investing activities	(428,764)	(199,566)

Net decrease in cash	(370,362)	(218,435)

Cash, beginning of period	937,180	1,104,912

Cash, end of period	$566,818	$886,477

See accompanying notes to the financial statements.

Capital Builders Development Properties II

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005

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

During July 2002, the Highlands 80 ("H80") buildings (eight individual buildings) were listed for sale, along with the Capital Professional Center project ("CPC") (two individual buildings). This resulted in all real estate assets of the Partnership being listed for sale as of June 30, 2005 and March 31, 2005. As discussed in Note 3, five of the eight H80 buildings and CPC had been sold as of June 30, 2005, leaving three H80 buildings unsold as of June 30, 2005.

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

As of June 30, 2005 all buildings owned by the Partnership had been sold with the exception of three H80 buildings. The three remaining H80 buildings continue to be listed for sale and continue to meet the held for sale criteria in FAS 144 and are classified as held for sale and as discontinued operations.

On July 5, 2005, the Partnership entered into an Agreement of Purchase and Sale and Joint Escrow Instructions (the "Purchase Agreement") with Jake Schneider, Jay Schneider, Lincoln Snyder, Jon Snyder, and Ted Hart (collectively, the "Buyers"), pursuant to which the Partnership will sell these three remaining H80 buildings, located at 4600, 4612, and 4616 Roseville Road, North Highlands, California, to the Buyers. The purchase price for the buildings is $9,000,000.

Pursuant to the Purchase Agreement, the Buyers have placed deposits totaling $200,000 into escrow. Such deposits will become non-refundable to the Buyers' upon their receipt of a loan commitment for the purchase of the buildings. The Buyers have until August 19, 2005 to secure such loan commitment. Subject to the Buyers obtaining this financing, the closing of the sale is anticipated to occur on or before September 19, 2005.

Management expects to utilize the cash proceeds from the sale to pay existing Partnership obligations and then begin distributions to the Limited Partners of available distributable cash.

Management has not and will not adopt a strategy for dissolving the Partnership until such time as of the Partnership's properties have been sold and the General Partner approves such a plan.

Certain information in the financial statements for fiscal year 2004 has been reclassified for comparative purposes.

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

Allowance for Doubtful Accounts Receivable

The allowance for doubtful accounts is based upon analysis of possible losses from trade receivables. The allowance for doubtful accounts was $360 as of June 30, 2005 and March 31, 2005. The provision for losses during the periods ended June 30, 2005 and March 31, 2004 was $-0-.

Net Income per Limited Partnership Unit

The net income per Limited Partnership Unit is computed based on the weighted average number of Units outstanding of 23,030.

Statement of Cash Flows

For purposes of the statement of cash flows, the Partnership considers all short-term investments with a maturity, at date of purchase, of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements requires Partnership management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Partnership management evaluates its estimates, including those related to long lived assets, accounts receivable, and contingencies and litigation. Partnership management bases its estimates on current information, historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recognition of revenue and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

On June 15, 2004, the Partnership entered into a settlement agreement with three of its Associate General Partners to pay a maximum of $45,000 ($15,000 each) only after the Limited Partners of the Partnership have received cumulative distributions of cash from sales equal to their capital contributions to the Partnership. No payment will be made to the claimants unless and until the Limited Partners have received cash from the sale of partnership assets equal to their remaining capital contributions. As this event has not occurred, the settlement amount has not been accrued for as of June 30, 2005.

The total management fees paid to the Managing General Partner were $18,803 and $14,742 for the six months ended June 30, 2005 and 2004 respectively, while total reimbursement of expenses was $128,494 and $123,997, respectively. During the second quarter of June 30, 2005 as compared to the second quarter of June 30, 2004 the management fees paid to the Managing General Partner were $10,199 and $7,899, respectively, while total reimbursement of expenses was $65,567 and $57,620, respectively.

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

NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account are as follows:

	June 30, 2005	December 31, 2004
Land	$ 1,165,958	$ 1,165,958
Building and improvements	4,299,045	4,299,045
Tenant improvements	1,491,562	1,339,679
Investment property, at cost	6,956,565	6,804,682
Less: accumulated depreciation and amortization	(1,031,878)	(1,031,878)
Investment property, net	$ 5,924,687	$ 5,772,804

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

During January 2003, the Partnership sold an additional Highlands 80 building and CPC. The Partnership received net proceeds of $9,407,720 after commissions and closing costs. The sale of these assets resulted in gain recognition of $4,508,980 during the quarter ended March 31, 2003. In conjunction with these sales, tenant security deposits were assumed by the buyers while the Partnership retained ownership of the accounts receivable. There were no additional sales during 2005 or 2004. The remaining three Highlands 80 buildings are currently under contract for $9,000,000.

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

On July 5, 2005, the Partnership entered into an Agreement of Purchase and Sale and Joint Escrow Instructions (the "Purchase Agreement") with Jake Schneider, Jay Schneider, Lincoln Snyder, Jon Snyder, and Ted Hart (collectively, the "Buyers"), pursuant to which the Partnership will sell these three remaining H80 buildings, located at 4600, 4612, and 4616 Roseville Road, North Highlands, California, to the Buyers. The purchase price for the buildings is $9,000,000.

There is no material relationship between the Buyers and the Partnership, its Managing General Partner, or any of its affiliates, any directors or officers, or any associate of any director or officer.

Pursuant to the Purchase Agreement, the Buyers have placed deposits totaling $200,000 into escrow. Such deposits will become non-refundable to the Buyers' upon their receipt of a loan commitment for the purchase of the buildings. The Buyers have until August 19, 2005 to secure such loan commitment. Assuming the Buyers obtain this financing, the closing of the sale is anticipated to occur on or before September 19, 2005.

Management expects to utilize the cash proceeds from the sale to pay existing Partnership obligations and then begin distributions to the Limited Partners of available distributable cash.

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

The Partnership's primary current sources of cash are from property rental income and proceeds from the partial sale of its assets. As of June 30, 2005, the Partnership had $566,818 in unrestricted cash. It is the Partnership's intention to utilize existing cash balances for continued leasing operations (tenant improvements and leasing commissions) at Highlands 80 in the event the pending sale of the Partnerships buildings is not completed.

During the six months ended June 30, 2005, the Partnership paid $303,427 for improvements and $125,337 for lease commissions relating to two new leases for its Highlands 80 property. The Partnership funded these costs with proceeds from rental operations and cash on-hand.

In the event the pending sale of the Partnership's remaining buildings is not completed, the Partnership may continue to incur improvement costs as the Highlands 80 Phase III building is leased. The total projected tenant improvement costs that may be incurred during 2005 are estimated to be $350,000. These costs will be funded with continued proceeds from rental operations and cash on-hand.

During the six months ended June 30, 2005, the Partnership paid $18,803 in management fees to its Managing General Partner. Management fees are classified on the statements of operations as an operating expense. The General Partner is currently charging 5% of collected revenue.

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

Critical Accounting Policies and Estimates

The Partnership's discussion and analysis of its financial condition and results of operations are based upon the Partnership's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires Partnership management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Partnership management evaluates its estimates, including those related to long lived assets, accounts receivable, deferred revenue, and contingencies and litigation. Partnership management bases its estimates on current information, historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recognition of revenue and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Classification as Discontinued Operations:

All real estate assets of the Partnership had been listed for sale during the six months ended June 30, 2005 and 2004.

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

Results of Operations

All real estate assets of the Partnership had been listed for sale during the six months ended June 30, 2005 and 2004. In accordance with the Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), the current period results from the operations and financial position of the entire entity have been classified as discontinued operations. Additionally, all prior periods have been stated to reflect the entire entity as a discontinued operation. Depreciation was ceased on all buildings and projects when the buildings and projects were listed for sale in accordance with FAS 144.

During the six months ended June 30, 2005 as compared to June 30, 2004, the Partnership's total revenues increased by $55,447 (15.2%), while its expenses increased by $36,046 (11.3%), resulting in an increase in net income from discontinued operations of $19,401 (43.8%).

The primary reason for the increase in revenue is due to annual rent increases for renewed leases and an increase in the occupied space at the Highlands 80 remaining buildings.

The increase in total expenses is primarily due to the following:

  Increase in general and administrative of $18,180 (13.7%) due primarily to higher audit fees; and

  Increase in amortization of $17,270 (116.8%) due to an increase in lease commissions being amortized.

During the second quarter of June 30, 2005 as compared to the second quarter of June 30, 2004 the Partnership's total revenues increased by $18,185 (9.6%), while its, expenses increased by $3,205 (2%), resulting in an increase in Net Income from discontinued operations of $14,980 (44.4%).

The primary reason for the increase in revenue is due to an increase in occupied space at the Highlands 80 Buildings.

The increase in total expenses is primarily due to net effect of the following:

  Decrease in Repairs & Maintenance $8,388 (27.5%) due to landscape renovations performed in 2004;

  Increase in General and Administrative $3,631 (6.3%) due to an increase in audit and 10Q review fees; and

  Increase in Amortization $7,682 (94.5%) due to an increase of lease commissions being amortized.

The Partnership has three remaining Highlands 80 buildings listed for sale. These buildings, at their current combined occupancy of 77% as of June 30, 2005, are producing positive cash flows and are currently under contract to be sold for $9,000,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Partnership does not have a material market risk due to financial instruments held by the Partnership.

ITEM 4. CONTROLS AND PROCEDURES

  Disclosure Controls and Procedures

  The undersigned principal executive officer and principal financial officer of Capital Builders, Inc. conclude that Capital Builders Development Properties II's disclosure controls and procedures are effective as of June 30, 2005 based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 15d-15.

  Changes in Internal Control over Financial Reporting

There has been no change in Capital Builders Development Properties II's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 15d-15 that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, Capital Builders Development Properties II's internal control over financial reporting.

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

CAPITAL BUILDERS DEVELOPMENT PROPERTIES II

a California Limited Partnership

By: Capital Builders, Inc.

Its Corporate General Partner

Date: August 15, 2005 By:_____________________________________

Michael J. Metzger

President

Date: August 15, 2005 By:_____________________________________

Kenneth L. Buckler

Chief Financial Officer