Form 10-Q
period 2005-09-30
CAPITAL BUILDERS DEVELOPMENT PROPERTIES II
filed 2005-11-14
CIK 791452

3: UNITED STATES

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities and Exchange Act of 1934

For the fiscal quarter ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ___Yes _X No

As of September 30, 2005 the aggregate Limited Partnership Units held by nonaffiliates of the registrant was 23,030. There is no market for the Units.

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

PART 1 - FINANCIAL INFORMATION
Capital Builders Development Properties II
(A California Limited Partnership)

BALANCE SHEETS
[Discontinued Operations]
(unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Cash	$671,811	$937,180
Accounts receivable, net of allowance for doubtful accounts of $360 at September 30, 2005 and December 31, 2004	18,962	75,057
Escrow proceeds in transit	8,520,868
Investment property, at cost, net of accumulated depreciation of $1,031,878 at December 31, 2004	---	5,772,804
Lease commissions, net of accumulated amortization of $97,516 at December 31, 2004	---	119,275
Other assets	21,583	9,388
Total assets	$9,233,224	$6,913,704

LIABILITIES AND PARTNERS' EQUITY
Accounts payable and accrued liabilities	77,060	158,256
Tenant deposits	---	43,845
Total liabilities	77,060	202,101
Commitments and contingencies
Partners' Equity:
General Partners	45,730	21,284
Limited Partners	9,110,434	6,690,319
Total Partners' equity	9,156,164	6,711,603
Total liabilities and Partners' equity	$9,233,224	$6,913,704

See accompanying notes to the financial statements.

Capital Builders Development Properties II
(A California Limited Partnership)

STATEMENTS OF OPERATIONS
[Discontinued Operations]
(unaudited)

	September 30, 2005		September 30, 2004
	Three	Nine	Three	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
Revenues
Rental and other income	$208,814	$626,633	$190,253	$551,367
Interest income	1,669	3,890	1,810	5,289
Total revenues	210,483	630,523	192,063	556,656
Expenses
Operating expenses	56,429	150,143	58,159	150,041
Repairs and maintenance	25,704	72,640	22,897	70,362
Property taxes	16,239	48,717	16,238	49,423
General and administrative	96,001	247,118	56,352	189,291
Amortization	16,502	48,558	7,197	21,983
Total expenses	210,875	567,176	160,843	481,100
Gain from sale of properties	2,381,214	2,381,214	---	---
Net income from discontinued operations	2,380,822	2,444,561	31,220	75,556
Allocated to general partner	23,808	24,446	312	756
Allocated to limited partners	$2,357,014	$2,420,115	$30,908	$74,800
Net income per limited
partnership unit	$102.35	$105.09	$1.34	$3.25
Average units outstanding	23,030	23,030	23,030	23,030
See accompanying notes to the financial statements.

Capital Builders Development Properties II
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30,
[Discontinued Operations]
(unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$ 2,444,561	$ 75,556
Adjustments to reconcile net income to net cash flow used in operating activities:
Depreciation and amortization	48,558	21,983
Gain from sale of investment property	(2,381,214)	0
Changes in operating assets and liabilities
Accounts receivable	56,095	(24,998)
Other assets	(12,195)	(11,143)
Accounts payable and accrued liabilities	(81,196)	3,113
Tenant security deposits	(43,845)	(3,565)
Net cash provided by operating activities	30,764	60,946

Cash flows from investing activities:
Improvements to investment properties	(346,133)	(196,013)
Net proceeds from sale of investment property	50,000	0
Increase in leasing commissions	0	(3,553)

Net cash used in investing activities	(296,133)	(199,566)

Net decrease in cash	(265,369)	(138,620)

Cash, beginning of period	937,180	1,104,912

Cash, end of period	$ 671,811	$966,292

Supplemental disclosure of non cash investing activities:
Sale of investment property	$ 8,520,868
Write off of lease commissions	$ (70,717)

See accompanying notes to the financial statements.

Capital Builders Development Properties II

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

During July 2002, the Highlands 80 ("H80") buildings (eight individual buildings) were listed for sale, along with the Capital Professional Center project ("CPC") (two individual buildings). This resulted in all real estate assets of the Partnership being listed for sale since that time. As discussed in Note 3, all of the eight H80 buildings and CPC had been sold as of September 30, 2005.

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

On July 5, 2005, the Partnership entered into an Agreement of Purchase and Sale and Joint Escrow Instructions (the "Purchase Agreement") with Jake Schneider, Jay Schneider, Lincoln Snyder, Jon Snyder, and Ted Hart (collectively, the "Buyers"), pursuant to which the Partnership sold the three remaining H80 buildings, located at 4600, 4612, and 4616 Roseville Road, North Highlands, California, to the Buyers. The purchase price for the buildings was $9,000,000.

Pursuant to the Purchase Agreement, the Buyers placed deposits totaling $200,000 into escrow. Such deposits became non-refundable to the Buyers' upon their receipt of a loan commitment for the purchase of the buildings. The closing of the sale occurred on September 30, 2005.

The gain of $2,381,214 was recognized as it met the criteria noted in Statement of Financial Accounting Standards No. 66 Accounting for Sales of Real Estate. The sale was consummated on September 30, 2005. On September 30, 2005, $50,000 was paid to the Partnership and the buyers had $8,520,868 in escrow for the purchase. There was no future subordination. On October 3, 2005 the Partnership received the remaining money from the escrow account. There were no other loan commitments that the Partnership is subject to and the Partnership has no continuing involvement in the property.

Management expects to utilize the cash proceeds from the sale to pay existing Partnership obligations and then begin distributions to the Limited Partners of available distributable cash.

Certain information in the financial statements for fiscal year 2004 has been reclassified for comparative purposes.

Organization

Capital Builders Development Properties II, a California Limited Partnership, was formed under the laws of the State of California. The Managing General Partner is Capital Builders, Inc., a California corporation (CB).

The Partnership is in the business of real estate development. The Partnership's investment properties were located near a major urban area and, accordingly, competed not only with similar properties in their immediate area but with properties throughout the urban area. Such competition was primarily on the basis of locations, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar companies, real estate investment trusts and financial institutions) with respect to the purchase and sale of buildings, primarily on the basis of the prices and terms of such transactions.

Investment Properties

Long-lived assets and certain identifiable intangibles were reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used was measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment to be recognized was measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets. Assets to be disposed of were reported at the lower of the carrying amount or fair value less costs to sell, and were no longer depreciated.

The Partnership's investment property consisted of commercial land, buildings and leasehold improvements that were carried net of accumulated depreciation. Depreciation was provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives of three to forty years. The straight-line method of depreciation was followed for financial reporting purposes. Depreciation and amortization was ceased when the corresponding real estate assets met the criteria to be accounted for as held for sale.

Lease Commissions

Lease commissions are costs associated with obtaining leases with terms in excess of one year. The Partnership capitalized these costs and amortized them on a straight line basis over their related lease term. On September 30, 2005, the remaining lease commissions relating to the properties sold on that date were written off. The total amount of the write off was $70,717, and was recorded as a reduction to the gain from sale of investment property.

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

Allowance for Doubtful Accounts Receivable

The allowance for doubtful accounts is based upon analysis of possible losses from trade receivables. The allowance for doubtful accounts was $360 as of September 30, 2005, and December 31, 2004. The provision for losses during the three and nine month periods ended September 30, 2005, and September 30, 2004 was $-0-.

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

On June 15, 2004, the Partnership entered into a settlement agreement with three of its Associate General Partners to pay a maximum of $45,000 ($15,000 each) only after the Limited Partners of the Partnership have received cumulative distributions of cash from sales equal to their capital contributions to the Partnership. No payment will be made to the claimants unless and until the Limited Partners have received cash from the sale of partnership assets equal to their remaining capital contributions. The settlement amount has been accrued for as of September 30, 2005, as management determined it probable based on the consummation of the sale of the properties.

The total management fees paid to the Managing General Partner were $29,007 and $24,869 for the nine months ended September 30, 2005 and 2004 respectively, while total reimbursement of expenses was $323,251and $314,463, respectively. During the third quarter of September 30, 2005 as compared to the third quarter of September 30, 2004 the management fees paid to the Managing General Partner were $10,204 and $10,127, respectively, while total reimbursement of expenses was $97,223 and $104,384, respectively.

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

NOTE 3 - INVESTMENT PROPERTY

The components of the investment property account are as follows:
		September 30, 2005	December 31, 2004
Land		$ ---	$ 1,165,958
Building and improvements		---	4,299,045
Tenant improvements		---	1,339,679
Investment property, at cost		---	6,804,682
Less:	accumulated depreciation
	and amortization	---	(1,031,878)
Investment property, net		$ ---	$ 5,772,804

During September 2005, the Partnership sold the final three out of the eight Highlands 80 buildings. Net proceeds of $ 8,570,868 after commissions and closing costs were put into a closing account by the buyer on September 30, 2005, and $50,000 was disbursed to the Partnership from the closing account on September 30, 2005. On October 3, 2005 the Partnership received the remaining net proceeds. The sale of these assets resulted in gain recognition of $ 2,381,214 during the quarter ended September 30, 2005. In conjunction with this sale, tenant security deposits were assumed by the buyers while the Partnership retained ownership of the accounts receivable.

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

On July 5, 2005, the Partnership entered into an Agreement of Purchase and Sale and Joint Escrow Instructions (the "Purchase Agreement") with Jake Schneider, Jay Schneider, Lincoln Snyder, Jon Snyder, and Ted Hart (collectively, the "Buyers"), pursuant to which the Partnership sold these three remaining H80 buildings, located at 4600, 4612, and 4616 Roseville Road, North Highlands, California, to the Buyers. The purchase price for the buildings was $9,000,000.

There is no material relationship between the Buyers and the Partnership, its Managing General Partner, or any of its affiliates, any directors or officers, or any associate of any director or officer.

Pursuant to the Purchase Agreement, the Buyers placed deposits totaling $200,000 into escrow. Such deposits became non-refundable to the Buyers' upon their receipt of a loan commitment for the purchase of the buildings. The closing of the sale occurred on September 30, 2005.

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

The Partnership's primary sources of cash were from property rental income and proceeds from the sale of its assets. As of September 30, 2005, the Partnership had $671,811 in unrestricted cash. It is the Partnership's intention to utilize existing cash balances for existing Partnership obligations and then begin distributions to the Limited Partners of available distributable cash.

During the nine months ended September 30, 2005, the Partnership paid $346,133 for improvements relating to two new leases for its Highlands 80 property. The Partnership funded these costs with proceeds from rental operations and cash on-hand.

During the nine months ended September 30, 2005, the Partnership paid $29,007 in management fees to its Managing General Partner. Management fees are classified on the statements of operations as an operating expense. The General Partner is currently charging 5% of collected revenue.

Management believes the Partnership's financial resources will be adequate to meet 2005's obligations due to the sale of the remaining properties and no adverse change in liquidity is foreseen.

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

The Partnership believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements:

Valuation of Investment Property (Long-Lived Assets):

Investment property is evaluated for impairment on a continual basis based on the property's occupancy levels, annual cash flows, and projected cash flows based on the rental market and other factors including prospective new tenants. The partnership sold the remaining investment property on September 30, 2005.

Classification as Discontinued Operations:

All real estate assets of the Partnership had been listed for sale during the nine months ended September 30, 2005 and 2004 and have been sold as of September 30, 2005.

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

Results of Operations

During the nine months ended September 30, 2005 as compared to September 30, 2004, the Partnership's total revenues increased by $73,867 (13.3%), while its expenses increased by $86,076 (17.9%). Additionally, the sale of the remaining 3 buildings resulted in a $2,381,214 gain.

The primary reason for the increase in revenue is due to annual rent increases for renewed leases and an increase in the occupied space at the Highlands 80 remaining buildings.

The increase in total expenses is primarily due to the following:

  Increase in general and administrative of $57,827 (30.5%) due primarily to higher audit fees, and an accrual of a $45,000 liability to the general partners; and

  Increase in amortization of $26,575 (120.9%) due to an increase in lease commissions being amortized.

During the third quarter of September 30, 2005 as compared to the third quarter of September 30, 2004 the Partnership's total revenues increased by $18,420 (9.6%), while its expenses increased by $50,029 (31.1%). Additionally, the sale of the remaining 3 buildings resulted in a $2,381,214 gain resulting in an increase in net income from discontinued operations of $2,380,822.

The primary reason for the increase in revenue is due to an increase in occupied space at the Highlands 80 Buildings.

The increase in total expenses is primarily due to net effect of the following:

  Increase in general and administrative of $39,649 (70.4%) due to an accrual of a $45,000 liability to the general partners; and

  Increase in amortization of $9,305 (129.3%) due to an increase of lease commissions being amortized; and

  Increase in repairs & maintenance of $2,807 (12.3%) due to landscape renovations performed in 2005; and

  Decrease in operating expenses of $1,733 (3.0%) primarily due to a decrease in insurance costs offset by increases in salary & benefits and utilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Partnership does not have a material market risk due to financial instruments held by the Partnership.

ITEM 4. CONTROLS AND PROCEDURES

  Disclosure Controls and Procedures

  The undersigned principal executive officer and principal financial officer of Capital Builders, Inc. conclude that Capital Builders Development Properties II's disclosure controls and procedures are effective as of September 30, 2005 based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 15d-15.

  Changes in Internal Control over Financial Reporting

There has been no change in Capital Builders Development Properties II's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, Capital Builders Development Properties II's internal control over financial reporting.

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

By: Capital Builders, Inc.

Its Corporate General Partner

Date: November 14, 2005

By:/s/ Michael J. Metzger

Michael J. Metzger

President

Date: November 14, 2005

By:/s/ Terri S. Bellini

Terri S. Bellini

Accounting/Finance Manager